Form 10-K
period 2013-10-25
JOY GLOBAL INC
filed 2013-12-13
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED October 25, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of April 26, 2013, the last business day of our most recently completed second fiscal quarter, was approximately $6.0 billion, based on a closing price of $56.60 per share.
The number of shares outstanding of registrant’s common stock as of December 6, 2013 was 102,032,137.

Documents Incorporated by Reference
The information required by Part III of Form 10-K, is incorporated herein by reference to the definitive proxy statement for the registrant’s 2014 annual meeting of stockholders.

Joy Global Inc.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 25, 2013

This Page
Intentionally
Left Blank

PART I
This document contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives, pending acquisitions, expected operating results and other non-historical information, and the assumptions upon which those statements are based. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include:

•	general economic conditions, including those affecting the global mining industry;

•	changes affecting our industry, including demand for coal, copper, iron ore and other commodities, cyclical demand for equipment we manufacture and competitive pressures;

•	risks associated with international operations, including country specific or regional economic conditions and fluctuations in currency exchange rates;

•	our ability to develop products to meet the needs of our customers and the mining industry generally;

•	changes affecting our customers, including access to capital and regulations pertaining to mine safety, the environment or greenhouse gas emissions;

•	changes in laws and regulations or their interpretation and enforcement, including with respect to environmental matters;

•	changes in tax rates;

•	availability and cost of raw materials and manufactured components from third party suppliers;

•	our ability to protect our intellectual property;

•	our ability to hire and retain qualified employees and to avoid labor disputes and work stoppages;

•	our ability to generate cash from operations, obtain external funding on favorable terms and manage liquidity needs;

•	changes in interest rates;

•	changes in accounting standards or practices;

•	failure or breach in security of our information technology systems; and

•	our ability to integrate businesses that we acquire.
In addition to the foregoing factors, the forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A, Quantitative and Qualitative Disclosures about Market Risk. Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

Item 1. Business
General
Joy Global Inc. (the "Company," “we” and “us”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Texas and Alabama, and internationally, including facilities in China, the United Kingdom, South Africa and Australia.
Sales of original equipment for the mining industry, as a class of products, accounted for 45%, 48% and 41% of our consolidated net sales for fiscal 2013, 2012 and 2011, respectively. Aftermarket sales, which includes revenues from maintenance and repair services, diagnostic analysis, fabrication, mining equipment and electric motor rebuilds, equipment erection services, training and sales of replacement parts, account for the remainder of our consolidated sales for each of those years. We are the direct successor to a business begun almost 130 years ago.
During the third quarter of fiscal 2011, we completed the acquisition of LeTourneau Technologies, Inc. (“LeTourneau”). LeTourneau designs, builds and supports equipment for the mining industry and has been a leader in the earthmoving equipment industry since the 1920s. Through its mining equipment business, LeTourneau is the world's leading manufacturer of large wheel loaders for surface mining, providing the industry's largest model sizes and payload capacities. LeTourneau historically operated in three business segments: mining equipment, steel products and drilling products. Subsequent to the acquisition, we sold the drilling products business of LeTourneau in the fourth quarter of fiscal 2011. LeTourneau's operations are included in our Surface Mining Equipment segment.
During fiscal 2011 and 2012, we completed a series of transactions that resulted in our acquisition of International Mining Machinery Holdings Limited (“IMM”), a leading designer and manufacturer of underground mining equipment in China. IMM's operations are included in our Underground Mining Machinery segment.
Underground Mining Machinery
We are the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials. We have manufacturing facilities in Australia, South Africa, the United Kingdom, China and the United States, as well as sales offices and service facilities in India, Poland and Russia. Our products are used in the mining and/or processing of coal, potash, salt, trona and other minerals and ores. We also maintain an extensive network of service and distribution centers to rebuild and service equipment and to sell replacement parts and consumables in support of our installed base. This network includes five service centers in the United States and eight outside the United States, all of which are strategically located in major underground mining regions.
Products and Services:
Armored face conveyors – Armored face conveyors are used in longwall mining to transport material cut by the shearer away from the longwall face.
Battery haulers – Battery haulers transport material from continuous miners to the feeder breaker and are powered by portable rechargeable batteries. Battery haulers feature a flexible center joint allowing them to maneuver in tight conditions and do not use a trailing cable, which allows for maximum flexibility in the mining process.
Continuous chain haulage systems – Continuous chain haulage systems transport material from continuous miners to main mine belts on a continuous basis. The continuous chain haulage system is made up of a series of connected bridge structures that utilize chain conveyors that transport the coal from one bridge structure to the next bridge structure and ultimately to the main mine belts.
Continuous miners – Electric crawler mounted continuous miners cut material using carbide-tipped bits on a horizontal rotating cutterhead. The continuous miner is also configured in some applications with roof bolters to place roof bolts when advancing the cut. Once cut, the material is gathered onto an internal conveyor and loaded into a haulage vehicle or continuous haulage system for transportation to the feeder breaker.
Conveyor systems – Conveyor systems are used in both underground and surface applications. The primary components of a conveyor system are the idlers, idler structure and the terminal, which itself consists of a drive, discharge, take-up and tail loading section.
Feeder breakers – Feeder breakers are used in both underground and surface applications. A feeder breaker is a form of crusher that uses a rotating drum with carbide-tipped bits to break down the size of the mined material for loading onto a conveyor system or feeding into processing facilities. Mined material is typically loaded into the feeder breaker by a shuttle car or battery hauler in underground applications and by haul trucks in surface applications.
Flexible conveyor trains ("FCT") – An FCT is an electric-powered, single operator, self-propelled conveyor system that provides continuous haulage of material from a continuous miner to the main mine belt. The FCT uses a rubber belt similar to a standard fixed conveyor. The FCT operates independently from the track crawler system, allowing the FCT to move and convey material simultaneously. Available in lengths of up to 570 feet, the FCT is able to negotiate multiple 90-degree turns in an underground mine infrastructure.
High angle conveyors – The high angle conveyor provides a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles. One of the differentiating factors of our conveyor technology is the use of a proprietary fully equalized pressing mechanism which secures material toward the center of the belt, while gently, but effectively, sealing the belt edges together. The high angle conveyor has throughput rates ranging from 0.30 to 4,400 tons per hour.
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
Road headers – Crawler mounted road headers cut material using carbide-tipped bits on a boom mounted cutting head. Once cut, the material is gathered using a loading device, usually involving a conveyor.
Roof bolters – Roof bolters are drills used to bore holes in the mine roof and to insert long metal bolts into the holes to reinforce the mine roof. Roof bolters are available track mounted, wheel mounted, machine mounted or mounted to devices that operate on longwalls.
Shuttle cars – Shuttle cars, a type of rubber-tired haulage vehicle, are electric-powered using an umbilical cable. Their purpose is to transport material from continuous miners to the feeder breaker where chain conveyors in the shuttle cars unload the material. Some models of shuttle cars can carry up to 30 metric tons of coal.
Life cycle management – We offer life cycle management programs that help our customers to optimize the productivity and cost effective use of our equipment over the life of the equipment. Each life cycle management program is specifically designed for a particular customer and that customer’s application of our equipment. Under each program, we provide aftermarket products and services to support the equipment during its operating life cycle. Our life cycle management arrangements include cost per ton, component exchange programs and parts contracts. Cost per ton programs allow our customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, and our component exchange programs and parts contracts minimize production disruptions for repair or scheduled rebuilds. These programs reduce customer capital requirements and ensure quality aftermarket parts and services for the life of the contract.
In addition to life cycle management support, our Underground Mining Machinery segment provides equipment assemblies, service, repairs, rebuilds, parts, enhancement kits and training to customers globally.
Project management – Our project management services provide a single point of contact for our comprehensive set of services, from contract origination to operational completion.
Smart services – Smart services are a full service support offering that gathers relevant information real time and uses this information to deliver services that are preemptive and predictive, which enables our customers to maximize the productivity and value of their assets by providing better machine availability, utilization and reduced costs. The services include equipment monitoring, predictive diagnostics, service training support and parts management.
Our personnel and distribution centers are strategically located close to customers in major mining centers around the world. We sell our products and services directly to our customers through a global network of sales and marketing personnel. Our direct customer service and support infrastructure quickly and efficiently provide customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges and services.
Our business, in particular our original equipment manufacturing business, is affected by economic conditions affecting the global mining industry. The cyclicality of original equipment sales for our Underground Mining Machinery segment is driven primarily by volatility of commodity prices, mainly the price of coal, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation and increased regulation and competition affecting demand for commodities. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by our customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by our customers is likely to lead to a decrease in demand for new mining machinery, as well as a decrease in demand for aftermarket parts and services as customers are likely to reduce inventories, redistribute parts from closed mines and delay rebuilds. Conversely, rising commodity prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity typically leads to an increase in demand for new mining machinery.
Surface Mining Equipment

We are the world’s largest producer of electric mining shovels and a leading producer of blasthole drills, walking draglines and wheel loaders for open-pit mining operations. We have facilities in Australia, Brazil, Canada, Chile, China, South Africa and the United States, as well as sales offices in India, Mexico, Peru, Russia, the United Kingdom and Venezuela. Our products are used in the mining and/or processing of coal, copper, iron ore, oil sands, gold and other minerals and ores. We also provide logistics and a full range of life cycle management service support for our customers through a global network of strategically located operations within major mining regions. In some markets, we also provide electric motor rebuilds and other selected products and services to the non-mining industrial segment and sell used electric mining shovels, drills and parts.
Products and Services:
Blasthole drills – Most surface mines require explosives to break or blast rock, overburden or ore. A blasthole drill creates a pattern of holes to contain the explosives. Our blasthole drills range in size from 7.875 to 17.5 inches in diameter and can exert a maximum pull down force of up to 150,000 pounds.
Conveyor systems – Conveyor systems are used in both underground and surface applications. The primary components of a conveyor system are the idlers, idler structure and the terminal, which itself consists of a drive, discharge, take-up and tail loading section.
Electric mining shovels – Mining shovels are used primarily to load coal, copper, iron ore, oil sands, gold and other mineral-bearing materials and overburden into trucks. Electric mining shovels feature large dippers, allowing them to load great volumes of material at a low operating cost. Dippers can range in size from 10 to 90 cubic yards.
Feeder breakers – Feeder breakers are used in both underground and surface applications. A feeder breaker is a form of crusher that uses a rotating drum with carbide-tipped bits to break down the size of the mined material for loading onto a conveyor system or feeding into processing facilities. Mined material is typically loaded into the feeder breaker by a shuttle car or battery hauler in underground applications and by haul trucks in surface applications.
Walking draglines – Draglines are primarily used to remove overburden, to uncover coal or mineral deposits and then to replace the overburden as part of the reclamation activities. Our draglines are equipped with bucket sizes ranging from 30 to 160 cubic yards.
Wheel loaders – Loaders are generally used in coal, copper and iron ore mines, and they utilize a proprietary diesel-electric drive system with digital controls. This proprietary system allows our equipment to stop, start and reverse direction without gear shifting and high-maintenance braking. We have five loaders with capacities up to 53 cubic yards, which are the largest in the industry, and can load rear-dump trucks in the 85 to 400 ton range.
Life cycle management – We offer life cycle management programs that help our customers to optimize the productivity and cost effective use of our equipment over the life of the equipment. Each life cycle management program is specifically designed for a particular customer and that customer’s application of our equipment. Under each program, we provide aftermarket products and services to support the equipment during its operating life cycle. Our life cycle management arrangements include cost per ton, cost per hour, component exchange programs and parts contracts. Cost per ton and cost per hour programs allow our customers to pay fixed prices for each ton of material mined or each hour of machine time utilized in order to match equipment costs with revenues, and our component exchange programs and parts contracts minimize production disruptions for repair or scheduled rebuilds. These programs reduce customer capital requirements and ensure quality aftermarket parts and services for the life of the contract.
In addition to life cycle management support, our Surface Mining Equipment segment provides equipment assemblies, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, parts, enhancement kits and training to customers globally.
Our personnel and distribution centers are strategically located close to customers in major mining centers around the world. We sell our products and services directly to customers through a global network of sales and marketing personnel. The Surface Mining Equipment segment distribution organization also represents other leading providers of equipment and services to the mining and associated industries, which we refer to as “Alliance Partners.” Some of the Alliance Partner relationships include the following companies:

• Berkley Forge and Tool Inc.	• Phillippi-Hagenbach Inc.

• Bridon American Corporation	• Prodinsa Wire Rope

• Towhaul Corporation	• Wire Rope Industries Ltd.

• Hensley Industries Inc.	• Wire Rope Corporation of America, Inc.

• Hitachi Mining Division	• ESCO Corporation
For each Alliance Partner, we typically enter into an agreement that provides us with the right to distribute certain of the Alliance Partners’ products in specified geographic territories. Specific sales of new equipment are typically based on “buy and resell” arrangements or are a direct sale from the Alliance Partner to the ultimate customer with a commission paid to us. The type of sales arrangement is typically agreed at the time of the customer’s commitment to purchase. Our aftermarket sales of parts produced by Alliance Partners are generally made under “buy and resell” arrangements. To support Alliance Partners’ products in certain geographic regions, we typically hold parts and components in inventory.
Our business, in particular our original equipment manufacturing business, is materially affected by economic conditions affecting the global mining industry. The cyclicality of original equipment sales for our Surface Mining Equipment segment is driven primarily by volatility of commodity prices, including prices for coal, copper and iron ore, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry such as company consolidation and increased regulation and competition affecting demand for commodities. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by our customers is likely to lead to a decrease in demand for new mining machinery, as well as a decrease in demand for aftermarket parts and services as customers are likely to reduce inventories, redistribute parts from closed mines and delay rebuilds. Conversely, rising commodity prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity typically leads to an increase in demand for new mining machinery.
Seasonality
All of our business segments are subject to moderate seasonality, with the first quarter of our fiscal year generally experiencing lower sales and profitability due to a decrease in working days caused by calendar year-end holidays.
Financial Information
Financial information about our business segments and geographic areas of operation is contained in Item 8, Financial Statements and Supplementary Data and Item 15, Exhibits and Financial Statement Schedules.
Employees
As of October 25, 2013, we employed approximately 16,600 employees worldwide, with approximately 5,900 employed in the United States. Collective bargaining agreements or similar arrangements cover 29% of our U.S. workforce and 20% of our international employees. In 2014, union agreements are set to expire for 10% of our employees, with the largest agreement covering the International Association of Machinists union at our Franklin, Pennsylvania facility.
Customers
We sell our products primarily to large global and regional mining companies. No customer or affiliated group of customers accounted for 10% or more of our 2013 consolidated net sales.
Competitive Conditions
The domestic and foreign manufacturing and service operations of our Underground Mining Machinery and Surface Mining Equipment segments are subject to significant competitive pressures. We compete globally on the basis of product performance, customer service and aftermarket support, availability, reliability, productivity and price. Most of our customers are large global mining companies that have substantial bargaining power, and some of our sales require us to participate in competitive bidding where we must compete on the basis of various factors, including performance guarantees and price. We compete directly and indirectly with other manufacturers of surface and underground mining equipment and with manufacturers of parts and components for such products.

The Underground Mining Machinery segment's products compete with similar products made by a number of established and emerging worldwide manufacturers of such equipment. Our rebuild services compete with a large number of local repair shops and also compete with various regional suppliers in the sale of replacement parts for our equipment.
The Surface Mining Equipment segment’s shovels and draglines compete with similar products produced by one significant competitor and compete with hydraulic excavators, large rubber-tired front-end loaders and bucket wheel excavators made by several international manufacturers. Our blasthole drills compete with several worldwide drill manufacturers. As high productivity mining becomes more common internationally, especially in emerging markets, global manufacturing capability is becoming a competitive advantage. However, it is still important to have repair and rebuild capability near the customers' operations. In this regard, we compete with a large number of primarily regional suppliers in the sale of parts.
Both segments compete on the basis of providing superior productivity, reliability and service that lowers the overall cost of production for our customers. We compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.
Backlog
Backlog represents unfilled customer orders for our original equipment and aftermarket products and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Such life cycle management programs extend for up to 17 years and totaled approximately $1.7 billion as of October 25, 2013. The backlog amounts also exclude sales already recognized by fiscal year end under the percentage-of-completion method of accounting. Customer orders included in backlog represent contracts to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. The following table provides backlog by business segment as of each of our last three fiscal year ends:

In thousands	October 25, 2013	October 26, 2012	October 28, 2011
Underground Mining Machinery	$951,227	$1,341,097	$1,739,932
Surface Mining Equipment	554,971	1,269,825	1,560,393
Eliminations	(29,367)	(46,371)	(46,991)
Total Backlog	$1,476,831	$2,564,551	$3,253,334
Of the $1.5 billion of backlog, approximately $346.6 million is expected to be recognized as revenue beyond fiscal 2014.
The year over year decreases in backlog for both Underground Mining Machinery and Surface Mining Equipment were driven by declining order rates and weak market conditions, resulting in book to bill ratios less than one.
Eliminations include the surface applications of crushing and conveying included in both operating segments.
Raw Materials
In the manufacture of our products, we use large amounts of raw materials and processed inputs including steel, copper and engine and electronic components. We obtain raw materials and certain manufactured components from third party suppliers. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components. We continuously monitor supplier arrangements to seek to identify and address risks of supply disruptions.
Patents and Trademarks
We own numerous patents and trademarks and we license technology from others that we utilize in our products and manufacturing methods. We continue to develop intellectual property and we file new patent applications to protect our ongoing research and development activities. We have also granted licenses to certain of our patents and trademarks to other manufacturers and receive royalties under most of these licenses. While we do not consider any particular patent or trademark or group of patents or trademarks to be material to our business segments, we believe that in the aggregate our patents and trademarks are significant in distinguishing many of our product lines from those of our competitors.
In the fourth quarter of fiscal 2013, we reviewed our brand portfolio and developed a strategy to increase the visibility of our core brands in furtherance of our One Joy Global initiative. During this review, we determined that the indefinite life assumption was no longer appropriate for most of our previously acquired trademarks.
In connection with the review of our brand portfolio, we worked with a third party appraisal firm to develop new estimates of fair value of our trademark portfolio using discounted cash flow models. In connection with obtaining an independent third party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Assumptions critical to the process included forecasted financial information, discount rates, royalty rates and growth rates. Estimates of the fair value of each trademark were based on the best information currently available. However, further adjustments may be necessary in the future if conditions differ substantially from the assumptions utilized.
The remaining value of the trademarks that are being replaced will be amortized over the new estimated useful life. For those trademarks that are not being replaced, our strategy is to co-brand these products, and we have revalued these trademarks based on that assumption. The co-branded trademarks will continue to have an indefinite life. As a result, a non-cash impairment charge of $155.2 million was recorded in the fourth quarter of fiscal 2013, of which $130.2 million was recorded by our Underground Mining Machinery segment and $25.0 million was recorded by our Surface Mining Equipment segment. This charge is recorded in the Consolidated Statement of Income under the heading Intangible asset impairment charges. Going forward, the amortization of the remaining carrying value associated with the trademarks that are being replaced will be recorded in the Consolidated Statements of Income under the heading Product development, selling and administrative expenses.

In thousands	Underground Mining Machinery	Surface Mining Equipment	Consolidated
Patents
Gross Carrying Value	$21,176	$69,900	$91,076
Accumulated Amortization	(10,954)	(8,155)	(19,109)
Net Carrying Value	$10,222	$61,745	$71,967

Trademarks	$17,700	$12,200	$29,900
Research and Development
We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology and related acquisitions of technology. Research and development expenses totaled $49.0 million, $47.8 million, and $40.4 million for fiscal 2013, 2012 and 2011, respectively.
Environmental, Health and Safety Matters
Our domestic activities are regulated by federal, state, and local statutes, regulations, and ordinances relating to environmental protection and worker health and safety. These laws govern current operations, require remediation of environmental impacts associated with past or current operations and, under certain circumstances, provide for civil and criminal penalties and fines, as well as injunctive and remedial relief. Our foreign operations are subject to similar requirements as established by the jurisdictions in which they are located. We believe that we have substantially satisfied these diverse requirements.
Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings or our competitive position in fiscal 2013. Because these requirements are complex and subject to change, there can be no guarantee against the possibility of additional costs of compliance. However, we do not expect that our future compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and we do not expect to make any material capital expenditures for environmental control facilities in fiscal 2014.
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
Available Information
Our internet address is www.joyglobal.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors
Our international operations are subject to many uncertainties, and a significant reduction in international sales of our products could adversely affect us.
Our international operations are subject to various economic, political and other uncertainties that could adversely affect our business. In fiscal 2013, 2012 and 2011, approximately 61%, 59% and 54%, respectively, of our sales were derived from sales outside the United States, and economic conditions in the countries and regions in which we operate significantly affect our profitability and growth prospects. The following risks, associated with doing business internationally, could adversely affect our business, financial condition and results of operations:

•	regional or country specific economic downturns;

•	fluctuations in currency exchange rates, particularly the South African rand, Australian dollar, Chilean peso, Chinese renminbi, Canadian dollar, and British pound sterling;

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

•
natural disasters and the greater difficulty in recovering from them in some of the foreign countries in which we operate, especially in countries prone to earthquakes, such as Chile, China, India and Indonesia;

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
Our original equipment manufacturing business is highly sensitive to economic conditions in the mining industry, which can cause significant fluctuations in our operating results.
Our business, in particular our original equipment manufacturing business, is materially affected by economic conditions affecting the global mining industry. The cyclicality of original equipment sales is driven primarily by volatility of commodity prices, including prices for coal, copper and iron ore, product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation and increased regulation and competition affecting demand for commodities. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by our customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by our customers are likely to lead to a decrease in demand for new mining machinery, as well as a decrease in demand for aftermarket parts and services as customers are likely to reduce inventories, redistribute parts from closed mines and delay rebuilds. As a result of this cyclicality, we have previously experienced fluctuation in our business, results of operations and financial condition. We expect that cyclicality in our equipment manufacturing business may cause us to experience further significant fluctuation in our business, financial condition or results of operations.
We are largely dependent on the continued demand for coal, which is subject to economic and climate related risks.
Approximately 62% of our revenues come from our thermal and metallurgical coal-mining customers. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other fuel sources, particularly natural gas. Coal combustion generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for steel, demand for coal will decline. Reduced demand for coal would result in reduced demand for our mining equipment and adversely affect our business, financial condition and results of operations.
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
In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business and may result in an adverse effect on our reputation, business and results of operations or financial condition.
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
Undiscovered factors may result in our incurring financial or other liabilities, which could be material. In addition, completion of a transaction may require us to incur debt, issue equity, utilize other capital resources, make expenditures, provide guarantees or indemnification and/or agree to other terms and may also consume a substantial portion of our management’s time and attention. These transactions may not ultimately create value for us or our stockholders, and may adversely affect our business, financial condition or results of operations.
We are subject to environmental and health and safety laws and regulations that impose significant compliance costs and may expose us to substantial liability if we fail to comply.
We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those relating to employee health and safety, environmental permitting and licensing, air (including greenhouse gas) emissions, water discharges, remediation of soil and groundwater contamination and the generation, use, storage, treatment and disposal of hazardous materials. Some environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of, or conditions caused by, prior operators, predecessors or other third parties. Failure to comply with environmental laws could expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could negatively impact our ability to conduct our operations and our financial condition and results of operations. In addition, our various prior and future acquisitions and divestitures may have resulted or could result in environmental liabilities unknown to us at the time of acquisition or divestiture or other additional environmental liabilities.
Moreover, environmental laws and regulations, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time. Future environmental laws and regulations, or their interpretation, could require us to acquire costly equipment or to incur other significant expenses in connection with our business. For example, increased regulation of greenhouse gas emissions could adversely affect our business, financial condition, results of operations or product demand.
Environmental regulations impacting the mining industry may adversely affect demand for our products.
We supply original equipment and aftermarket services to mining companies operating in major mining regions throughout the world. Our customers’ operations are subject to or affected by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws. In addition, new environmental legislation or administrative regulations relating to mining or affecting demand for mined materials, or more stringent interpretations of existing laws and regulations, may require our customers to significantly change or curtail their operations. The high cost of compliance with environmental regulations may discourage our customers from expanding existing mines or developing new mines and may also cause customers to limit or even discontinue their mining operations. As a result of these factors, demand for our mining equipment and the aftermarket services we provide could be adversely affected by environmental regulations directly or indirectly impacting the mining industry. Any reduction in demand as a result of environmental regulations is likely have an adverse effect on our business, financial condition or results of operations.
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
A downgrade to our credit ratings would increase our cost of borrowing under our credit facility and adversely affect our ability to access the capital markets.
Our cost of borrowing under our unsecured revolving credit facility that matures on November 12, 2017 (the “Credit Agreement”) and our ability and the terms under which we may access the capital markets are affected by credit ratings assigned to our indebtedness by the major credit rating agencies. These ratings are premised on our performance under assorted financial metrics, such as leverage and interest coverage ratios and other measures of financial strength, business and financial risk, industry conditions, transparency with rating agencies and timeliness of financial reporting. Our current ratings have served to lower our borrowing costs and facilitate access to a variety of lenders. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results or by actions that we take, such as incurring additional indebtedness or by returning excess cash to shareholders through dividends or under our share repurchase program. A downgrade of our credit ratings would increase our cost of borrowing under the Credit Agreement, negatively affect our ability to access the capital markets on advantageous terms, or at all, negatively affect the trading price of our securities and have a material adverse effect our business, financial condition and results of operations.
Significant changes in our actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension funding requirements in future periods.
Our results of operations may be affected by the amount of income or expense that we record for our defined benefit pension plans and certain other retirement benefits. We measure the valuation of our pension plans annually as of our fiscal year end in order to determine the funded status of and our funding obligation with respect to such plans. This annual valuation of our pension plans is highly dependent on certain assumptions used in actuarial valuations, which include actual and expected return on pension assets and discount rates. These assumptions take into account current and expected financial market data, other economic conditions, such as interest rates and inflation, and other factors such as plan asset allocation and future salary increases. If actual rates of return on pension assets materially differ from assumptions, our pension funding obligations may increase or decrease significantly. Our funding obligation is determined under governmental regulations and is measured based on the value of our assets and liabilities. An adverse change in our funded status due to the volatility of returns on pension assets and the discount rate could increase our required future contributions to our plans, which may adversely affect our results of operations and financial condition.
We may record future goodwill impairment charges or other asset impairment charges, which could have a material adverse impact on our financial results.
A significant portion of our assets consists of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of October 25, 2013, goodwill and other intangible assets totaled $1.8 billion and represented approximately 31% of our total assets. We evaluate our goodwill and other intangible assets for impairment annually in our fourth quarter, or more frequently if events or changes in circumstances suggest that impairment may exist. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition.
In the fourth quarter of 2013, we completed an impairment analysis of intangible assets and recorded a pre-tax, non-cash impairment charge of $155.2 million for trade name intangibles related to our rebranding strategy. If changes occur in the future that diverge from the assumptions and estimates used to calculate the carrying value of our goodwill and other intangible assets, or if our future performance or stock price declines, we may be required to record additional impairment charges, which could negatively impact our results of operation and financial condition.
We may incur additional tax expense or become subject to additional tax exposure.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. The results of audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the company’s provision for income taxes and cash tax liability.
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
Our principal customers are surface and underground mining companies. The mining industry has encountered increased scrutiny as it relates to safety regulations primarily due to recent high profile mining accidents. Current or proposed legislation and regulations on safety standards and the increased cost of compliance may induce customers to discontinue or limit their mining operations and may discourage companies from developing new mines, which in turn could diminish demand for our products.
Our manufacturing operations are dependent upon third party suppliers, making us vulnerable to supply shortages and price increases, and we are also limited by our plant capacity constraints.
In the manufacture of our products, we use large amounts of raw materials and processed inputs including steel, copper and engine and electronic components. We obtain raw materials and certain manufactured components from third party suppliers. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources and our success in securing critical raw materials such as steel and copper. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters, may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected. Any of these events could adversely affect our business, financial condition or results of operations.
Labor disputes and increasing labor costs could adversely affect us.
Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees. As of October 25, 2013, collective bargaining agreements or similar type arrangements cover 29% of our U.S. workforce and 20% of our international employees. We cannot provide assurance that disputes, work stoppages or strikes will not arise in the future. In addition, when existing collective bargaining agreements expire, we cannot be certain that we will be able to reach new agreements with our employees. In fiscal 2014, union agreements are to expire for 10% of our employees, with the largest agreement covering the International Association of Machinists union at our Franklin, Pennsylvania facility. New collective bargaining agreements may be on substantially different terms and may result in increased direct and indirect labor costs. Future disputes with our employees could adversely affect our business, financial condition or results of operations.
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
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including asbestos and silica related liability), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters. While we maintain insurance coverage with respect to certain claims, our policies are subject to substantial deductibles. Furthermore, we cannot be certain that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance (or for which our insurers refuse to provide coverage) or that result in recoveries in excess of insurance coverage could adversely affect our business, financial condition or results of operations.
Also, as a normal part of operations, our subsidiaries may undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Some of these claims and obligations involve significant potential liability, which may adversely affect our business, financial condition or results of operations.
If we are unable to hire and retain qualified employees, our growth may be hindered.
Our ability to provide high quality products and services depends in part on our ability to hire and retain skilled personnel in the areas of senior management, product engineering, manufacturing, servicing and sales. Competition for such personnel is intense and our competitors and others can be expected to attempt to hire our skilled employees from time to time. In particular, our results of operations could be adversely affected if we are unable to retain customer relationships and technical expertise provided by our management team and our professional personnel.
We rely on significant customers, the loss of one or more of which could adversely affect our operating results, financial condition and existing business.
We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis. We do not consider ourselves to be dependent upon any single customer; however, our top ten customers collectively accounted for approximately 43% of our sales for fiscal 2013. Our sales have become more concentrated in recent years as consolidation has occurred in the mining industry. Consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers. The loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our business, financial condition or results of operations.
Increased IT security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.
We rely on information technology ("IT") systems and networks in connection with a variety of business activities, and we collect and store sensitive data. Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. A failure of or breach in security could expose us and our customers, dealers and suppliers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
Regulations related to conflict-free minerals may force us to incur additional expenses.
In August 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The new rule, which went into effect for calendar year 2013 and requires a disclosure report to be filed with the SEC by May 31, 2014, requires us to perform due diligence, disclose and report whether or not “conflict minerals,” which are defined as tin, tantalum, tungsten and gold, necessary to the functionality of a product we manufacture originate from the Democratic Republic of Congo or an adjoining country. Our supply chain is complex and we may incur significant costs to determine the source and custody of any “conflict minerals” necessary to the functionality of our equipment. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our equipment, or if we are unable to certify that our products are “conflict free.” Implementation of this rulemaking may also affect the sourcing, price and availability of some minerals necessary to the manufacture of our products, and may affect the availability and price of conflict minerals capable of certification as “conflict-free.” In addition, in the future we may be required to comply with similar regulatory initiatives in other jurisdictions, which could present the same or additional challenges and result in additional compliance costs. Accordingly, we may incur significant costs as a consequence of regulations related to conflict-free minerals, which may adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of October 25, 2013, the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters is currently housed in 13,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.
Underground Mining Machinery Locations

Location	Floor Space (Sq. Ft.)		Land Area (Acres)	Principal Operations
United States
Warrendale, Pennsylvania	71,250		13	Administration, engineering
Eighty Four, Pennsylvania	118,000	(5)	—	Warehouse, distribution
Franklin, Pennsylvania	830,900		58	Manufacturing, administration, engineering, assembly
Homer City, Pennsylvania	91,124		10	Manufacturing, warehouse, administration, repairs, rebuilds, assembly
Meadowlands, Pennsylvania	117,900		12	Warehouse, administration, repairs, distributions, sales
Reno, Pennsylvania	121,400		22	Manufacturing
Winfield, Alabama	250,000		33	Manufacturing, administration, sales, engineering
Winfield, Alabama	960	(1)	—	Distribution
Mount Vernon, Illinois	1,700	(2)	—	Services
Lebanon, Kentucky	88,250		12	Manufacturing, repairs, rebuilds, assembly
Salyersville, Kentucky	125,842		14	Manufacturing
Brook Park, Ohio	85,000		4	Manufacturing
Solon, Ohio	101,200		11	Manufacturing
Belton, South Carolina	191,000		24	Manufacturing, administration, sales, engineering
Wellington, Utah	76,250		60	Warehouse, administration, repairs, rebuilds, sales, assembly
Bluefield, Virginia	102,160		15	Manufacturing, repairs, rebuilds, assembly
Duffield, Virginia	101,310		11	Repairs, rebuilds, sales
Australia
Minto	23,024		4	Manufacturing
Moss Vale	97,392		33	Manufacturing, repairs, rebuilds, engineering
Moss Vale	38,750	(1)	13	Warehouse, administration
Moss Vale	11,302	(1)	—	Warehouse
Mudgee	2,046	(3)	—	Administration, sales
Parkhurst	76,639		19	Repairs, rebuilds
Somersby	49,655		3	Manufacturing, administration, repairs, engineering
Wollongong	14,334	(5)	—	Administration, engineering

Underground Mining Machinery Locations

China
Baotou	104,162	(6)	6	Repairs, rebuilds, engineering, services
Beijing	10,793	(2)	—	Administration, sales
Beijing	20,821	(4)	—	Administration, sales
Huainan	349,255		50	Manufacturing, warehouse, administration, sales, engineering, services, assembly
Jiamusi	1,222,228		28	Manufacturing, warehouse, administration, repairs, distribution, sales, services, assembly
Jixi	929,945		18	Manufacturing, warehouse, administration
Qingdao	117,692		1	Manufacturing, warehouse, administration, services, assembly
Tianjin	370,187		9	Manufacturing
Tianjin	205,645	(10)	8	Manufacturing
Wuxi	185,421		26	Manufacturing
England
Pinxton	76,000		10	Repairs, rebuilds, sales, services, assembly
Sunderland	100,850	(9)	5	Manufacturing, administration, sales, engineering
Wigan	60,000	(3)	3	Administration, services
Worcester	178,000		14	Manufacturing, administration, repairs, engineering
India
Nagpur	8,053	(6)	—	Administration, repairs, rebuilds, distribution, sales, services
Poland
Tychy	66,206		9	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
Russia
Novokuznetsk	15,750	(2)	3	Manufacturing, warehouse, repairs, rebuilds
South Africa
Pretoria	2,778	(2)	1	Administration
Rustenburg	538	(2)	1	Administration, services
Steeledale	250,381		13	Manufacturing, warehouse, repairs, rebuilds, assembly
Wadeville	333,393		29	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
Witbank	21,506		1	Administration, distribution, sales, services
Witbank	18,202		1	Warehouse, administration

Surface Mining Equipment Locations

Location	Floor Space (Sq. Ft.)		Land Area (Acres)	Principal Operations
United States
Milwaukee, Wisconsin	684,000		46	Manufacturing, warehouse, administration, distribution, sales, engineering, assembly
Milwaukee, Wisconsin	180,000		13	Manufacturing, administration, sales, assembly
Milwaukee, Wisconsin	91,207	(3)	8	Manufacturing, sales and assembly
Mesa, Arizona	73,000		5	Warehouse, administration, repairs, rebuilds

Surface Mining Equipment Locations

Portland, Oregon	26,586		6	Warehouse, administration, repairs, rebuilds, distribution, sales, services, assembly
Virginia, Minnesota	82,000		20	Warehouse, administration, repairs, rebuilds, distribution, sales, services, assembly
Elko, Nevada	30,000		5	Repairs and rebuilds
Elko, Nevada	28,000	(5)	4	Repairs and services
Kilgore, Texas	12,400		4	Administration, sales, services
Longview, Texas	1,411,000		2,105	Manufacturing, warehouse, administration, repairs, distribution, sales, engineering, services, assembly
Evansville, Wyoming	25,000		6	Rebuilds
Gillette, Wyoming	60,000		6	Manufacturing, warehouse, administration, repairs, rebuilds, sales, services
Gillette, Wyoming	16,000		3	Administration, services, assembly
Australia
Bassendean	72,500		5	Warehouse, administration, sales, services, assembly
East Maitland	32,916	(1)	1	Warehouse and repairs
Hemmant	23,724		2	Warehouse, administration, repairs
Mackay	36,425		3	Warehouse, administration, repairs, sales, services
Murarrie	29,000	(4)	1	Warehouse, administration, repairs, rebuilds, sales
Murarrie	15,000	(6)	1	Administration, sales
Muswellbrook	60,837		2	Warehouse, administration
Perth	29,116	(8)	1	Warehouse
Rutherford	15,640	(3)	4	Warehouse, administration, repairs
Rutherford	150,000		11	Warehouse, administration, repairs, rebuilds, sales, services, assembly
Brazil
Belo Horizonte	40,365	(4)	1	Warehouse, administration, repairs, distributions, sales, engineering, services, assembly
Canada
Calgary	31,499	(2)	1	Manufacturing, administration
Edmonton	37,810	(2)	6	Warehouse, rebuilds
Fort McMurray	44,200	(14)	5	Warehouse, rebuilds
Labrador City	15,496	(6)	—	Warehouse, rebuilds
Prince George	4,725	(6)	—	Warehouse
Sparwood	67,923	(2)	2	Services
Chile
Antofagasta	303,844		7	Repairs, rebuilds, engineering, services, assembly
Antofagasta	161,459	(1)	4	Warehouse, distribution
Santiago	73,195	(1)	2	Warehouse
China
Tianjin	127,880	(10)	3	Manufacturing, warehouse, administration, distribution, engineering, assembly
India
Kolkata	10,176	(10)	—	Administration, sales, services
Mexico
Tlaquepaque, Jalisco	5,823	(4)	—	Administration
Cananea, Sonora	15,000	(2)	—	Warehouse, administration, repairs
Russia
Mezhdurechensk Kemerovo	11,840	(1)	—	Warehouse, administration

(1)	Under a month-to-month lease

(2)	Under a lease expiring in 2014

(3)	Under a lease expiring in 2015

(4)	Under a lease expiring in 2016

(5)	Under a lease expiring in 2017

(6)	Under a lease expiring in 2018

(7)	Under a lease expiring in 2019

(8)	Under a lease expiring in 2020

(9)	Under a lease expiring in 2021

(10)	Under a lease expiring in 2022

(11)	Under a lease expiring in 2023

(12)	Under a lease expiring in 2024

(13)	Under a lease expiring in 2025

(14)	Under a lease expiring in 2026

Item 3. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 2,900 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters. In addition, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The following table shows certain information for each of our executive officers, including their position within the corporation and their business experience. Our executive officers are elected each year at the organizational meeting of our Board of Directors, which follows the annual meeting of shareholders, and at other meetings as needed.

Name	Age	Current Office and Principal Occupation	Years as Officer
Michael W. Sutherlin	67	President and Chief Executive Officer and a director of Joy Global Inc. since 2006. Mr. Sutherlin will retire on February 1, 2014.	11
James M. Sullivan	53	Executive Vice President and Chief Financial Officer of Joy Global Inc. since December 2012. He previously served as Chief Financial Officer of Solutia, Inc. from 2004 to 2012. Mr. Sullivan also served as Solutia’s Executive Vice President from 2009 until his departure and previously served as Senior Vice President from 2004 through 2009 and Treasurer from 2004 through 2011.	1
Edward L. Doheny II	51	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Global Underground Mining since 2006. Mr. Doheny was elected to the Board of Directors on December 3, 2013. The Board of Directors expects to appoint Mr. Doheny as President and Chief Executive Officer prior to Mr. Sutherlin's retirement.	7
Randal W. Baker	50	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Global Surface Mining since 2009. From 2004 to 2009 he served as President and CEO of Case IH Agriculture Inc. The Board of Directors expects to appoint Mr. Baker as Executive Vice President and Chief Operating Officer coincident with the appointment of Mr. Doheny as President and Chief Executive Officer.	4
Sean D. Major	49	Executive Vice President, General Counsel and Secretary of Joy Global Inc. since 2007.	7
Johan S. Maritz	54	Executive Vice President, Human Resources, for Joy Global Inc. since 2012. From 2007 to 2012 he served as Vice President, Human Resources for Joy Global Underground Mining.	1

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $1.00 per share, began trading on the New York Stock Exchange on December 6, 2011 under the symbol “JOY.” Our common stock was previously traded on the NASDAQ Global Select Market under the symbol “JOYG.” The table below sets forth the high and low sales price and dividend payments for our common stock during the periods indicated. As of December 5, 2013, there were approximately 108,679 shareholders of record.

	Price per Share		Dividends Per Share
	High	Low
Fiscal 2013
Fourth Quarter	$58.96	$48.07	$0.175
Third Quarter	$61.75	$47.83	$0.175
Second Quarter	$68.21	$52.10	$0.175
First Quarter	$69.19	$53.83	$0.175
Fiscal 2012
Fourth Quarter	$64.13	$48.20	$0.175
Third Quarter	$71.49	$47.69	$0.175
Second Quarter	$95.98	$70.01	$0.175
First Quarter	$96.00	$72.59	$0.175

During the fourth quarter of fiscal 2013, we made the following purchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under the Publicly Announced Program*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program* (in millions)
July 27, 2013 - August 23, 2013	N/A	N/A	N/A	N/A
August 24, 2013 - September 20, 2013	1,780,000	$51.82	1,780,000	$907.8
September 21, 2013 - October 25, 2013	2,325,000	$52.42	2,325,000	$785.9
* On August 28, 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 19, 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations.

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicle Truck Index (“DJUSHR”). This graph assumes $100 was invested on October 31, 2008 in Common Stock, the S&P 500 Composite Stock Index and the DJUSHR.

	10/31/2008	10/30/2009	10/29/2010	10/28/2011	10/26/2012	10/25/2013
Joy Global Inc.	$100.00	$179.13	$255.34	$330.84	$225.64	$215.66
S&P 500	100.00	109.80	127.94	138.29	159.32	202.61
DJUSHR	100.00	139.03	211.22	228.31	227.66	264.03

Item 6. Selected Financial Data
The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our Consolidated Financial Statements. Our fiscal year end is the last Friday in October, and each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks which will have one additional week in the first quarter. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements appearing in Item 8, Financial Statements and Supplementary Data and Item 15, Exhibits and Financial Statement Schedules.
RESULTS OF OPERATIONS

In thousands except per share amounts	Year Ended October 25, 2013	Year Ended October 26, 2012 (1)	Year Ended October 28, 2011 (2)	Year Ended October 29, 2010	Year Ended October 30, 2009
Net sales	$5,012,697	$5,660,889	$4,403,906	$3,524,334	$3,598,314
Operating income	821,661	1,172,559	920,179	697,103	702,312
Income from continuing operations attributable to Joy Global Inc.	$533,938	$767,081	$631,002	$461,499	$454,650
Loss from discontinued operations	(225)	(5,060)	(21,346)	—	—
Net income attributable to Joy Global Inc.	$533,713	$762,021	$609,656	$461,499	$454,650
Basic Earnings Per Share
Income from continuing operations	$5.03	$7.25	$6.01	$4.47	$4.44
Loss from discontinued operations	—	(0.05)	(0.20)	—	—
Net income per common share	$5.03	$7.20	$5.81	$4.47	$4.44
Diluted Earnings Per Share
Income from continuing operations	$4.99	$7.18	$5.92	$4.40	$4.41
Loss from discontinued operations	—	(0.05)	(0.20)	—	—
Net income per common share	$4.99	$7.13	$5.72	$4.40	$4.41
Dividends Per Common Share	$0.70	$0.70	$0.70	$0.70	$0.70
Working capital excluding cash held in escrow and discontinued operations	$1,473,538	$1,388,407	$1,000,475	$1,338,603	$1,023,243
Total assets	$5,789,582	$6,142,503	$5,426,354	$3,271,013	$2,995,251
Total long-term obligations	$1,307,376	$1,357,092	$1,388,167	$396,668	$542,217
(1) – In December 2011, we acquired IMM, a leading designer and manufacturer of underground coal mining equipment in China.
(2) – In June 2011, we acquired LeTourneau, a worldwide leader in earthmoving equipment, and in October 2011 we completed the sale of its drilling products business. The drilling products business is accounted for as discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods. Dollar amounts are in thousands, except per-share data and as otherwise indicated.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of Joy Global Inc. and its subsidiaries for fiscal 2013, 2012 and 2011. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

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
Acquisition of LeTourneau

On June 22, 2011, we purchased LeTourneau for approximately $1.1 billion. LeTourneau designs, builds and supports equipment for the mining industry and has been a leader in the earthmoving equipment industry since the 1920s. LeTourneau historically operated in three business segments: mining equipment, steel products and drilling products.
On October 24, 2011, we completed the sale of LeTourneau's drilling products business to Cameron International Corporation for $375.0 million in cash, subject to a post-closing working capital adjustment of $56.3 million that we paid in fiscal 2012. We entered into a Transition Manufacturing and Supply Agreement to allow for the orderly transfer of drilling products production from Longview, Texas and a Steel Supply Agreement to allow the buyer time to develop other sources. In conjunction with our entrance into the Transition Manufacturing and Supply Agreement, we recognized an upfront loss and related liability of $23.3 million for unreimbursable manufacturing costs. The liability was utilized and adjusted during fiscal 2013 and 2012 to reflect actual results of performance under the agreement. The agreement expired in fiscal 2013.
The results of operations for LeTourneau are included in the accompanying consolidated financial statements, with the mining equipment and steel products businesses included in our Surface Mining Equipment segment and the drilling products business reflected as results of discontinued operations.
Acquisition of International Mining Machinery
On December 29, 2011, we acquired a controlling interest in IMM, a leading designer and manufacturer of underground coal mining equipment in China. In fiscal 2012, we acquired the remaining shares of IMM through a tender offer and subsequent compulsory acquisition of the untendered shares.
Prior to obtaining control on December 29, 2011, we accounted for our investment in IMM under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Consolidated Statement of Income under the heading Other income for the year ended October 26, 2012. The results of operations for IMM have been included in the accompanying financial statements from December 29, 2011 forward as part of the Underground Mining Machinery segment. Prior to obtaining control, our share of income from IMM was reported in the Consolidated Statements of Income under the heading Other income and included in Corporate.
Operating Results
Net sales for fiscal 2013 were $5.0 billion, compared to $5.7 billion in fiscal 2012. The 11.5% decrease in net sales in the current year included a $455.5 million decrease in original equipment sales and a $192.6 million decrease in aftermarket sales. The decrease in sales was driven by declining order rates and weak market conditions. Original equipment sales decreased in all regions except Africa and South America, which increased by $81.0 million and $31.0 million, respectively. Aftermarket sales decreased in all regions except South America, which increased by $29.3 million. Compared to the prior year, net sales in fiscal 2013 included an $88.0 million unfavorable effect of foreign currency translation.
Operating income in fiscal 2013 was $821.7 million or 16.4% of net sales, compared to $1.2 billion or 20.7% of net sales in fiscal 2012. The 29.9% decrease in operating income in the current year is due to lower volumes of $263.0 million, unfavorable product mix of $28.0 million, less favorable manufacturing cost absorption of $39.2 million and a non-cash impairment of certain acquired trademarks of $155.2 million. These items were partially offset by favorable period costs of $76.3 million, which includes a $44.9 million decrease in excess purchase accounting costs and a $12.5 million decrease in costs from the prior year pension curtailment, and reduced product development, selling and administrative expenses of $56.8 million, which includes a $15.4 million decrease in acquisition costs and a $19.1 million increase in restructuring costs. In addition, there was a $1.4 million increase in other income, which includes a successful claim settlement in the fourth quarter of $15.0 million and a successful acquisition settlement in the fourth quarter of $13.5 million associated with IMM, partially offset by the prior year gain of $19.4 million on the re-measurement of our interest in IMM upon obtaining a controlling interest. Compared to the prior year, operating income in fiscal 2013 included a $21.4 million unfavorable effect of foreign currency translation.
Income from continuing operations attributable to Joy Global Inc. was $533.9 million, or $4.99 per diluted share, in fiscal 2013 compared to $767.1 million, or $7.18 per diluted share, in fiscal 2012.
Bookings for fiscal 2013 were approximately $3.9 billion, compared to $5.1 billion in fiscal 2012. The 22.6% decrease in bookings in the current year is made up of a $779.6 million decrease in original equipment bookings and a $366.9 million decrease in aftermarket bookings. The decrease in bookings was driven by weak market conditions. Original equipment bookings decreased in all regions except Eurasia, which increased by $82.7 million. Significant original equipment projects greater than $100.0 million included in orders in fiscal 2013 were $271.0 million, compared to $381.0 million in fiscal 2012. Aftermarket bookings decreased in all regions. Compared to the prior year, bookings in fiscal 2013 included a $162.2 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.

Results of Operations
Fiscal 2013 Compared With Fiscal 2012
Sales
The following table sets forth fiscal 2013 and 2012 net sales as derived from our Consolidated Statements of Income:

In thousands	2013	2012	$ Change	% Change
Net Sales
Underground Mining Machinery	$2,691,039	$3,107,488	$(416,449)	(13.4)%
Surface Mining Equipment	2,494,678	2,737,488	(242,810)	(8.9)%
Eliminations	(173,020)	(184,087)	11,067
Total	$5,012,697	$5,660,889	$(648,192)	(11.5)%
Underground Mining Machinery net sales for fiscal 2013 were $2.7 billion, compared to $3.1 billion in fiscal 2012. Original equipment sales decreased by $245.5 million, or 16.2%, during the year, and aftermarket sales decreased by $170.9 million, or 10.8%. The decrease in sales was driven by declining order rates and weak market conditions. Original equipment sales were stronger in Africa by $36.8 million, offset by declines in all other regions. Aftermarket sales declined in all regions except Australia, which increased by $6.2 million. Foreign currency translation unfavorably impacted sales by $71.4 million.
Surface Mining Equipment net sales for fiscal 2013 were $2.5 billion compared to $2.7 billion in fiscal 2012. Original equipment sales decreased by $212.5 million, or 16.6%, during the year, and aftermarket sales decreased by $30.3 million, or 2.1%. The decrease in sales was driven by declining order rates and weak market conditions. Original equipment sales increases in South America and Africa of $31.0 million and $44.2 million, respectively, were more than offset by declines in all other regions. Aftermarket growth in South America and Eurasia of $29.3 million and $11.6 million, respectively, was more than offset by lower aftermarket sales in all other regions. Foreign currency translation unfavorably impacted sales by $16.6 million.
Operating Income
The following table sets forth fiscal 2013 and 2012 operating income as derived from our Consolidated Statements of Income:

	2013		2012
In thousands	Operating Income (Loss)	% of Net Sales	Operating Income (Loss)	% of Net Sales
Operating Income (Loss)
Underground Mining Machinery	$367,233	13.6%	$671,797	21.6%
Surface Mining Equipment	525,314	21.1%	592,687	21.7%
Corporate Expenses	(25,652)		(51,079)
Eliminations	(45,234)		(40,846)
Total	$821,661	16.4%	$1,172,559	20.7%
Underground Mining Machinery operating income for fiscal 2013 was $367.2 million, compared to $671.8 million in fiscal 2012. Operating income was unfavorably impacted by $173.9 million due to lower volumes, $31.5 million due to unfavorable product mix, $15.3 million due to less favorable manufacturing cost absorption, $3.5 million due to reduced other income and $130.2 million due to a non-cash impairment of certain acquired trademarks. These items were partially offset by $30.5 million due to favorable period costs, which includes a $31.2 million decrease in excess purchase accounting costs and a $2.1 million decrease in costs from the prior year pension curtailment, and $19.3 million due to reduced product development, selling and administrative expenses, despite a $13.3 million increase in restructuring costs. Foreign currency translation unfavorably impacted operating income by $19.4 million.
Surface Mining Equipment operating income for fiscal 2013 was $525.3 million, compared to $592.7 million in fiscal 2012. Operating income was unfavorably impacted by $92.3 million due to lower volumes, $23.9 million due to less favorable manufacturing cost absorption, $3.4 million due to reduced other income and $25.0 million due to a non-cash impairment of certain acquired trademarks. These items were partially offset by $11.1 million due to favorable product mix, $45.8 million due to favorable period costs, which includes a $13.7 million decrease in excess purchase accounting costs and a $10.4 million decrease in costs from the prior year pension curtailment, and $20.4 million due to reduced product development, selling and administrative expenses, which includes a $6.8 million increase in restructuring costs. Foreign currency translation unfavorably impacted operating income by $2.0 million.
Corporate expense for fiscal 2013 was $25.7 million, compared to $51.1 million in fiscal 2012. The decrease in corporate expense is primarily due to a decrease in acquisition costs of $15.4 million, a decrease in restructuring costs of $1.0 million, a successful claim settlement in the fourth quarter of $15.0 million and a successful acquisition settlement in the fourth quarter of $13.5 million associated with IMM. These items were partially offset by the prior year gain of $19.4 million on the re-measurement of our interest in IMM upon obtaining a controlling interest.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense for fiscal 2013 was $680.0 million, or 13.6% of sales, compared to $736.8 million, or 13.0% of sales, in fiscal 2012. Product development expense decreased by $8.0 million, which was driven by reduced headcount and other cost reduction actions, as well as recoveries related to longwall deliveries and development activity. Selling expense decreased by $22.6 million due to lower pension expense, lower commissions from lower sales volumes, decreased amortization of intangibles and reduced headcount and other cost reduction actions. Administrative expense decreased by $26.1 million due primarily to lower acquisition costs, lower pension and bad debt expenses, lower performance based compensation and reduced headcount and other cost reduction actions. These administrative expenses were partially offset by increased restructuring charges.
In addition, in the fourth quarter of fiscal 2013, we reviewed our brand portfolio and developed a strategy to increase the visibility of our core brands in furtherance of our One Joy Global initiative. During this review, we determined that the indefinite life assumption was no longer appropriate for most of our previously acquired trademarks. As a result, a non-cash impairment charge of $155.2 million was recorded in the fourth quarter of fiscal 2013, of which $130.2 million was recorded by our Underground Mining Machinery segment and $25.0 million was recorded by our Surface Mining Equipment segment. This impairment charge is not expected to result in future cash outflows to the Company.
Net Interest Expense
Net interest expense for fiscal 2013 was $57.5 million, compared to $67.4 million in fiscal 2012. The decrease in net interest expense is primarily due to higher borrowings in the prior year and generally lower short-term rates. In February 2012, we drew a term loan of $250.0 million in conjunction with the IMM tender offer. This loan was repaid in October 2012.
Provision for Income Taxes
Income tax expense for fiscal 2013 was $230.2 million, compared to $337.9 million in fiscal 2012. The effective income tax rate from continuing operations was 30.1% for fiscal 2013, compared to 30.6% in fiscal 2012. The main drivers of the variance in tax rates when compared to the statutory rate of 35.0% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates and benefits related to the deduction received for U.S. manufacturing activities.
Net discrete tax benefits of $5.2 million were recorded in fiscal 2013, compared to net discrete tax benefits of $7.6 million in 2012.
Bookings
Bookings represent the cumulative amount of new customer orders for original equipment and aftermarket products and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders included in bookings represent arrangements to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for fiscal 2013 and 2012 are as follows:

In thousands	2013	2012	$ Change	% Change
Bookings
Underground Mining Machinery	$2,301,059	$2,780,799	$(479,740)	(17.3)%
Surface Mining Equipment	1,779,827	2,474,003	(694,176)	(28.1)%
Eliminations	(156,019)	(183,463)	27,444
Total Bookings	$3,924,867	$5,071,339	$(1,146,472)	(22.6)%
Underground Mining Machinery bookings for fiscal 2013 were $2.3 billion, compared to $2.8 billion in fiscal 2012. Original equipment bookings decreased by $210.2 million, or 17.3%, during the year, and aftermarket bookings decreased by $269.5 million, or 17.3%. The decrease in bookings was driven by weak market conditions. Original equipment orders decreased in all regions except Eurasia, which increased by $20.4 million, and aftermarket orders decreased in all regions. Foreign currency translation unfavorably impacted bookings by $123.8 million, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface Mining Equipment bookings for fiscal 2013 were $1.8 billion, compared to $2.5 billion in fiscal 2012. Original equipment bookings decreased by $582.6 million, or 56.7%, during the year, and aftermarket bookings decreased by $111.6 million, or 7.7%. The decrease in bookings was driven by weak market conditions. Original equipment and aftermarket orders decreased in all regions except Eurasia, for which original equipment sales increased by $62.4 million and aftermarket sales increased by $12.7 million. Foreign currency translation unfavorably impacted bookings by $38.4 million, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Fiscal 2012 Compared With Fiscal 2011
Sales
The following table sets forth fiscal 2012 and 2011 net sales as derived from our Consolidated Statements of Income:

In thousands	2012	2011	$ Change	% Change
Net Sales
Underground Mining Machinery	$3,107,488	$2,576,625	$530,863	20.6%
Surface Mining Equipment	2,737,488	1,959,353	778,135	39.7%
Eliminations	(184,087)	(132,072)	(52,015)
Total	$5,660,889	$4,403,906	$1,256,983	28.5%
Underground Mining Machinery net sales for fiscal 2012 were $3.1 billion, compared to $2.6 billion in fiscal 2011, and included a $136.2 million increase in aftermarket sales, a $175.7 million increase in original equipment sales and $219.0 million in sales from the acquisition of IMM. Aftermarket sales increased in China and Australia by $111.5 million and $46.6 million, respectively, primarily due to increased demand for parts. Original equipment sales increased in Australia and Eurasia by $214.8 million and $36.0 million, respectively, primarily due to increased roof support sales in both regions and increased bolter miner and conveyor system sales in Australia. The increase in original equipment sales from Australia and Eurasia was partially offset by decreases in sales from China and North America. Foreign currency translation unfavorably impacted sales by $39.7 million.
Surface Mining Equipment net sales for fiscal 2012 were $2.7 billion, compared to $2.0 billion in fiscal 2011, and included a $93.8 million increase in aftermarket sales, a $377.9 million increase in original equipment sales and a $306.4 million increase in sales from the acquisition of LeTourneau. Aftermarket sales increased in all regions except China primarily due to increased demand for parts. Original equipment sales increased in all regions except Africa, primarily due to last year’s strong order rate flowing to this year’s sales. Foreign currency translation unfavorably impacted sales by $11.7 million.
Operating Income
The following table sets forth fiscal 2012 and 2011 operating income as derived from our Consolidated Statements of Income:

	2012		2011
In thousands	Operating Income (Loss)	% of Net Sales	Operating Income (Loss)	% of Net Sales
Operating Income (Loss)
Underground Mining Machinery	$671,797	21.6%	$595,262	23.1%
Surface Mining Equipment	592,687	21.7%	422,472	21.6%
Corporate Expense	(51,079)		(65,693)
Eliminations	(40,846)		(31,862)
Total	$1,172,559	20.7%	$920,179	20.9%
Underground Mining Machinery operating income for fiscal 2012 was $671.8 million, compared to $595.3 million in fiscal 2011. Underground Mining Machinery return on sales was reduced by 1.3 points from fiscal 2011 due to IMM, including the non-recurring purchase accounting charges of $27.4 million from the acquisition. In addition to the $9.4 million attributable to IMM, operating income was favorably impacted by $127.1 million due to higher sales volumes, which was partially offset by $23.2 million of increased period costs, $6.5 million of restructuring costs and $2.1 million due to pension curtailment and special termination benefit charges. Foreign currency translation unfavorably impacted operating income by $11.5 million.

Surface Mining Equipment operating income for fiscal 2012 was $592.7 million, compared to $422.5 million in fiscal 2011. Operating income increased $50.6 million from the acquisition of LeTourneau. LeTourneau’s 2012 and 2011 operating income was reduced by $13.7 million and $8.8 million, respectively, for non-recurring purchase accounting charges. In addition to the $50.6 million increase from LeTourneau, operating income was favorably impacted by $148.3 million due to higher sales volumes, which was partially offset by $37.2 million of increased period costs, $10.3 million due to pension curtailment and special termination benefit charges and $2.4 million of restructuring charges.
Corporate expense for fiscal 2012 was $51.1 million, compared to $65.7 million in fiscal 2011. The decrease in corporate expense is primarily due to the IMM remeasurement gain of $19.4 million upon obtaining a controlling interest in IMM in December 2011.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense for fiscal 2012 was $736.8 million, or 13.0% of sales, compared to $602.0 million, or 13.7% of sales, in fiscal 2011. The increase in product development, selling and administrative expense is due in part to the expenses associated with LeTourneau and IMM. The inclusion of LeTourneau and IMM increased product development, selling and administrative expenses by $74.6 million. In addition to the $74.6 million attributable to the acquisitions’ operations, product development costs increased by an additional $9.6 million, driven by research and development activities on new or existing products and increased personnel for smart services activities. Selling costs increased by $13.3 million to support increased sales volumes and aftermarket infrastructure. The increase in administrative expenses of $37.1 million relates to restructuring charges of $9.9 million and increased performance based compensation of $8.0 million.
Net Interest Expense
Net interest expense for fiscal 2012 was $67.4 million, compared to $24.3 million in fiscal 2011. The increase in net interest expense is primarily due to borrowings used to fund the acquisitions. We entered into a $500.0 million term loan dated June 16, 2011 for the acquisition of LeTourneau, issued $500.0 million of Senior Notes on October 12, 2011 in anticipation of completing the IMM transaction and we drew on an additional term loan of $250.0 million for the acquisition of IMM on February 10, 2012.
Provision for Income Taxes
Income tax expense for fiscal 2012 was $337.9 million, compared to $264.8 million in fiscal 2011. The effective income tax rate from continuing operations was 30.6% for fiscal 2012, compared to 29.6% in fiscal 2011. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates.
Net discrete tax benefits of $7.6 million were recorded for fiscal 2012, compared to net discrete tax benefits of $5.4 million in fiscal 2011.
Bookings
Bookings represent the cumulative amount of new customer orders for original equipment and aftermarket products and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders included in bookings represent arrangements to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for fiscal 2012 and fiscal 2011 are as follows:

In thousands	2012	2011	$ Change	% Change
Bookings
Underground Mining Machinery	$2,780,799	$3,102,288	$(321,489)	(10.4)%
Surface Mining Equipment	2,474,003	2,635,992	(161,989)	(6.1)%
Eliminations	(183,463)	(146,841)	(36,622)
Total Bookings	$5,071,339	$5,591,439	$(520,100)	(9.3)%
Underground Mining Machinery bookings for fiscal 2012 were $2.8 billion, compared to $3.1 billion in 2011. Original equipment bookings decreased by $316.6 million, or 20.6%, during the year, and aftermarket bookings decreased by $4.9 million, or 0.3%. When excluding the $217.6 million impact of the IMM acquisition, original equipment bookings decreased in all regions except for Africa due to the weakening coal market in the U.S. and China, as well as significant orders from customers in Australia and Russia in the prior year that did not repeat in 2012. Aftermarket bookings were substantially flat compared to the prior year.

Increases in aftermarket bookings in China, Africa and Australia were partially offset by declining orders in the U.S. and Eurasia. Foreign currency translation unfavorably impacted bookings by $79.4 million.
Surface Mining Equipment bookings for fiscal 2012 were $2.5 billion, compared to $2.6 billion in 2011. Original equipment bookings decreased by $278.1 million, or 21.3%, during the year, and aftermarket bookings increased by $116.2 million, or 8.7%. Original equipment orders included an incremental $236.3 million from the acquisition of LeTourneau. These bookings were down in all regions except Africa and Australia due to weaker markets. Aftermarket bookings increased in South America, Australia and Eurasia due to increased demand for parts and services. All other regions experienced declining aftermarket orders. Foreign currency translation unfavorably impacted bookings by $17.7 million.

Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
We believe the accounting policies described below are the policies that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.
Revenue Recognition
We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of a sales arrangement exists, product delivery and transfer of title and risk and rewards has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. We recognize revenue on long-term contracts, such as contracts to manufacture mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified. Approximately 84% of our sales in fiscal 2013 were recorded at the time of shipment of the product or delivery of the service, with the remaining 16% of sales recorded using percentage-of-completion accounting.
We have life cycle management arrangements with customers to supply parts and service for terms of 1 to 17 years. These arrangements are established based on the conditions in which the equipment will be operating, the time horizon that the arrangements will cover, and the expected operating cycle that will be required for the equipment. Based on this information, a model is created representing the projected costs and revenues of servicing the respective machines over the specified arrangement terms. Accounting for these arrangements requires us to make various estimates, including estimates of the relevant machine’s long-term maintenance requirements. Under these arrangements, customers are generally billed monthly based on hours of operation or units of production achieved by the equipment, with the respective deferred revenues recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided. These arrangements are reviewed quarterly by comparison of actual results to original estimates or most recent analysis, with revenue recognition adjusted appropriately for future estimated costs. If a loss is expected at any time, the full amount of the loss is recognized immediately.

We have certain customer agreements that are considered multiple element arrangements. The agreements are assessed for multiple elements based on whether the delivered item has value to the customer on a standalone basis and whether delivery or performance of the undelivered item is considered probable and substantially in our control. If those criteria are met, revenue is allocated to each identified unit of accounting based on our estimate of their relative fair values.
Revenue recognition involves judgments, including assessments of expected returns, the likelihood of nonpayment and estimates of expected costs and profits on long-term contracts. In determining when to recognize revenue, we analyze various factors, including the specifics of the transaction, historical experience, creditworthiness of the customer and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.
Inventories

Inventories are carried at the lower of cost or net realizable value using the first-in, first-out method for all inventories. Cost includes direct materials, direct labor and manufacturing overhead. We evaluate the need to record valuation adjustments for inventory on a regular basis. Our policy is to evaluate all inventories, including raw material, work-in-process and finished goods. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.
Goodwill and Other Intangible Assets
Intangible assets include engineering drawings, customer relationships, backlog, non-compete agreements, patents, unpatented technology and trademarks. Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each assets' fair value to its book value. We first determine qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If we conclude that it is more likely than not that an indefinite-lived asset is impaired, then we determine the fair value by using the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset. See Note 7, Goodwill and Intangible Assets, for details regarding the results of our indefinite-lived intangible asset impairment testing performed in fiscal 2013.
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets in fiscal 2013.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units to their book value. We first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then determine the fair value of the reporting unit based on a discounted cash flow model. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. If goodwill is impaired, we recognize a non-cash impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill involve a high degree of judgment and can entail subjective considerations. The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates. Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values. We performed our goodwill impairment testing in the fourth quarter of fiscal 2013 and no impairment was identified.
Accrued Warranties
We provide for the estimated costs that may be incurred under product warranties to remedy deficiencies of quality or performance of our products. Warranty costs are accrued at the time revenue is recognized. These product warranties extend over either a specified period of time, units of production or machine hours depending on the product subject to the warranty. We accrue a provision for estimated future warranty costs based on the historical relationship of warranty costs to sales. We periodically review the adequacy of the accrual for product warranties and adjust the warranty percentage and accrued warranty reserve for actual experience as necessary.
Pension and Postretirement Benefits and Costs
Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include discount rates, expected returns on plan assets, mortality rates and rates of compensation increases, as discussed below:

Discount rates: We generally estimate the discount rate for pension and other postretirement benefit obligations using a process based on a hypothetical investment in a portfolio of high-quality bonds that approximates the estimated cash flows of the pension and other postretirement benefit obligations. We believe this approach permits a matching of future cash outflows related to benefit payments with future cash inflows associated with bond coupons and maturities.
Expected returns on plan assets: Our expected return on plan assets is derived from reviews of asset allocation strategies and anticipated future long-term performance of individual asset classes, weighted by the allocation of our plan assets. Our analysis gives appropriate consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return.
Mortality rates: Mortality rates are based on the IRS prescribed annuitant and non-annuitant mortality for 2013 under the Pension Protection Act of 2006.
Rates of compensation increases: The rates of compensation increases reflect our long-term actual experience and its outlook, including consideration of expected rates of inflation.
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
Future changes affecting the above assumptions will change the related pension benefit or expense. As such, a 0.25% change in the discount rate and the expected return on net assets would have the following effects on pension expense and the projected benefit obligation as of and for the fiscal year ended October 25, 2013:

	0.25% Increase		0.25% Decrease
In thousands	Discount rate	Expected return on net assets	Discount rate	Expected return on net assets
U.S. Pension Plans:
Net pension (benefit) expense	$(161)	$(2,482)	$71	$2,482
Projected (decrease) increase in benefit obligation	(32,362)	—	33,314	—
Non U.S. Pension Plans:
Net pension (benefit) expense	(2,271)	(1,383)	2,196	1,383
Projected (decrease) increase in benefit obligation	(27,947)	—	29,091	—
Other Postretirement Benefit Plans:
Net pension (benefit) expense	(25)	(14)	23	14
Projected (decrease) increase in benefit obligation	(564)	—	576	—
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
As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangible assets until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained. As of October 25, 2013, there were $63.3 million of valuation allowances against pre-emergence net operating loss carryforwards. All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.
We estimate the effective tax rate expected to be applicable for the full year on an interim basis. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States), as well as tax planning strategies. If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made. Additionally, discrete items are treated separately from the effective rate analysis and are recorded separately as an income tax provision or benefit at the time they are recognized. To the extent recognized, these items will impact the effective tax rate in the aggregate but will not adjust the amount used for future periods within the same year.

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of October 25, 2013 and October 26, 2012, respectively.

In thousands	October 25, 2013	October 26, 2012
Accounts receivable, net	$1,083,663	$1,229,083
Inventories	1,139,744	1,415,455
Trade accounts payable	(388,119)	(452,236)
Advance payments and progress billings	(399,768)	(669,792)
Trade Working Capital	$1,435,520	$1,522,510
Other current assets	193,328	247,666
Short-term notes payable, including current portion of long-term obligations	(58,669)	(65,316)
Employee compensation and benefits	(130,555)	(156,867)
Accrued warranties	(85,732)	(100,646)
Other accrued liabilities	(286,063)	(322,813)
Working Capital Excluding Cash and Cash Equivalents	$1,067,829	$1,124,534
Cash and cash equivalents	405,709	263,873
Working Capital	$1,473,538	$1,388,407
We currently use trade working capital and cash flow from operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our service model requires us to maintain certain inventory levels in order to maximize our customers’ machine availability. This information also provides management with a focus on our receivable terms and collectability efforts and our ability to obtain advance payments on original equipment orders. As part of our continuous improvement of our purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.
Cash provided by continuing operations for fiscal 2013 was $638.5 million, compared to $463.9 million provided by continuing operations in fiscal 2012. The increase in cash provided by continuing operations was primarily due to the collection of accounts receivables and a reduction in inventories. These improvements were partially offset by lower earnings, a reduction in advance payments resulting from lower original equipment orders and a reduction in accrued liabilities resulting from the timing of income tax payments.
Cash used by investing activities for fiscal 2013 was $150.0 million, compared to $378.3 million used by investing activities in fiscal 2012. The decrease in cash used by investing activities was primarily due to our acquisition of a controlling interest in IMM of $955.9 million in fiscal 2012, which was funded in part with a $866.0 million cash deposit that was placed into an escrow account in anticipation of completing the transaction.
Cash used by financing activities for fiscal 2013 was $336.5 million, compared to $81.6 million used by financing activities in fiscal 2012. The increase in cash used by financing activities was primarily due to share repurchases of $214.1 million in the fourth quarter of fiscal 2013. Financing activities in fiscal 2012 primarily related to the borrowing and subsequent repayment of a $250.0 million term loan for the acquisition of IMM.
During each quarter of fiscal 2013 we paid a cash dividend of $0.175 per outstanding share of common stock resulting in $74.3 million in dividends paid during the fiscal year. In addition, on November 18, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. This dividend will be paid on December 18, 2013 to all shareholders of record at the close of business on December 4, 2013.
In fiscal 2014, we expect capital spending to be between $100.0 million and $125.0 million. Capital projects will be focused on continuing investments for the build-out of our global service infrastructure.
Retiree Benefits

We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans are largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. During fiscal 2013, we contributed $165.7 million to our defined benefit employee pension plans, and we expect to contribute approximately $40.0 million to $50.0 million in fiscal 2014. As of October 25, 2013, we have a net unfunded pension and other postretirement liability of $176.2 million.
Credit Facilities and Senior Notes
On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017 (as amended, the “Credit Agreement”). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement, dated October 27, 2010 (the “Prior Credit Agreement”), that had been set to expire on November 3, 2014. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of Credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending upon our credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated amount. As of October 25, 2013, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.
In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement and used a portion of the proceeds available under the Credit Agreement to repay our $250.0 million term loan credit agreement, dated October 31, 2011 (the “Further Term Loan”), which was to have matured in June 2016. The Further Term Loan was drawn in full on February 10, 2012 in conjunction with the settlement of the IMM tender offer. Concurrent with our entry into the Credit Agreement, all amounts outstanding under the Prior Credit Agreement and Further Term Loan were repaid in full.
As of October 25, 2013, there were no direct borrowings under the Credit Agreement. Outstanding Standby Letters of Credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $195.0 million. As of October 25, 2013, there was $805.0 million available for borrowings under the Credit Agreement.
On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the fiscal 2011 acquisition of LeTourneau. The Term Loan requires quarterly principal payments and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of October 25, 2013, we were in compliance with all financial covenants of the Term Loan.
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
In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (the "2016 Notes" and “2036 Notes,” respectively). Interest on the 2016 Notes and 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2016 Notes and 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries. The 2016 Notes and 2036 Notes were issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2016 Notes and 2036 Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2016 Notes and 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2016 Notes and 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.
Stock Repurchase Program
On August 28, 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 19, 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During fiscal 2013, we purchased 4,105,000 shares of common stock for approximately $214.1 million.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of October 25, 2013, advance payments and progress billings were $399.8 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs. We have $405.7 million of unrestricted cash and cash equivalents as of October 25, 2013, of which $260.1 million is held by foreign entities. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S. Requirements for working capital, dividends, pension contributions, capital spending, acquisitions, stock repurchases and principal and interest payments on our Term Loan and senior notes will be adequately funded by cash on hand and continuing operations, supplemented by short and long term borrowings, as required.
Off-Balance Sheet Arrangements
We lease various assets under operating leases. The aggregate payments under operating leases as of October 25, 2013 are disclosed in the table in the Disclosures about Contractual Obligations and Commercial Commitments section below. No significant changes to lease commitments have occurred during fiscal 2013. We have no other off-balance sheet arrangements.
Disclosures about Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations and commercial commitments as of October 25, 2013:

In thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long Term Debt*	$1,804,744	$101,012	$464,388	$328,625	$910,719
Purchase Obligations	53,478	46,543	6,813	122	—
Operating Leases	124,500	34,938	46,749	24,778	18,035
Other Long Term Obligations**	26,995	12,096	4,154	3,730	7,015
	$2,009,717	$194,589	$522,104	$357,255	$935,769

*	Includes interest.
**	Includes minimum required contributions to our pension and other postretirement benefit plans and required contributions for our unfunded other postretirement benefit plans.

New Accounting Pronouncements
Our new accounting pronouncements are set forth under Item 15, Exhibits and Financial Statements Schedules, and are incorporated herein by reference.

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
Interest Rate Risk
We are exposed to market risk from changes in interest rates on long-term debt obligations. We have a combination of fixed and variable rate debt (see Note 10, Borrowings and Credit Facilities), and interest rate movements impact the value of fixed-rate debt and cash flows on variable-rate debt. As of October 25, 2013, we were not party to any interest rate derivative contracts.
Commodity Price Risk
We purchase certain raw materials, including steel and copper, that are subject to price volatility caused by systematic risks. Although future movements in raw material prices are unpredictable, we manage this risk through periodic purchases of raw materials and passing some or all of our price increases to our customers. As of October 25, 2013, we were not a party to any commodity forward contracts.
Foreign Currency Risk
We have a risk-averse foreign currency exchange risk management policy under which significant exposures that impact earnings and cash flows are hedged. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. We hedge two categories of foreign exchange exposures: accounts receivable and accounts payable denominated in a non-functional foreign currency, which include future committed receipts or payments, and certain entity net balance sheet accounts denominated in a non-functional currency. These exposures normally arise from the import and export of goods and from intercompany trade and lending activity.
Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in shareholders’ equity as an element of accumulated other comprehensive income (loss) and are not hedged.
Assets and liabilities of operations which have the U.S. dollar as their functional currency, but which maintain their accounting records in local currency, have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in Cost of sales in our Consolidated Statements of Income.
Exchange gains or losses incurred on transactions conducted by one of our subsidiaries in a currency other than the subsidiary’s functional currency are normally reflected in Cost of sales in our Consolidated Statements of Income. An exception is made when the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the exchange gains or losses are included in shareholders’ equity as an element of accumulated other comprehensive income (loss).
Pre-tax foreign exchange losses included in operating income were $4.4 million in 2013. All foreign exchange derivatives as of October 25, 2013 were in the form of forward exchange contracts executed over the counter. The following table shows the fair value of our forward exchange contracts as of October 25, 2013 in dollar equivalent terms:

	Fair Value
In thousands	Buy	Sell
Australian Dollar	$121	$—
Brazilian Real	174	(518)
British Pound Sterling	3,182	(967)
Canadian Dollar	(44)	247
Chilean Peso	361	(802)
Euro	75	(20)
Polish Zloty	63	—
South African Rand	(49)	(11)
U.S. Dollar	(300)	1,473
Total	$3,583	$(598)

Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements are included within Item 15, Exhibits and Financial Statement Schedules, beginning on page F-1.
Unaudited Quarterly Financial Data
The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 25, 2013 and October 26, 2012.

	2013 Fiscal Quarter Ended
(In thousands except per share amounts)	January 25	April 26	July 26	October 25 (1)
Net sales	$1,149,877	$1,360,435	$1,320,611	$1,181,774
Gross profit	376,728	451,256	440,402	354,827
Operating income	221,152	278,633	274,339	47,537
Income from continuing operations, net of income taxes	142,139	181,779	183,187	26,833
Loss from discontinued operations, net of income taxes	(2)	(223)	—	—
Net income	142,137	181,556	183,187	26,833
Basic earnings per share:
Income from continuing operations	$1.34	$1.71	$1.72	$0.26
Loss from discontinued operations	—	—	—	—
Net income	$1.34	$1.71	$1.72	$0.26
Diluted earnings per share:
Income from continuing operations	$1.33	$1.69	$1.71	$0.25
Loss from discontinued operations	—	—	—	—
Net income	$1.33	$1.69	$1.71	$0.25
Dividends per share	$0.175	$0.175	$0.175	$0.175

	2012 Fiscal Quarter Ended
(In thousands except per share amounts)	January 27 (2)	April 27	July 27	October 26
Net sales	$1,136,201	$1,541,060	$1,388,723	$1,594,905
Gross profit	363,425	510,371	475,784	527,507
Operating income	213,746	333,437	299,475	325,901
Income from continuing operations attributable to Joy Global Inc., net of income taxes	142,410	217,919	194,344	212,408
(Loss) income from discontinued operations, net of income taxes	(58)	(4,331)	(826)	155
Net income attributable to Joy Global Inc.	142,352	213,588	193,518	212,563
Basic earnings per share:
Income from continuing operations	$1.35	$2.06	$1.83	$2.00
Loss from discontinued operations	—	(0.04)	(0.01)	—
Net income	$1.35	$2.02	$1.82	$2.00
Diluted earnings per share:
Income from continuing operations	$1.33	$2.04	$1.82	$1.99
Loss from discontinued operations	—	(0.04)	(0.01)	—
Net income	$1.33	$2.00	$1.81	$1.99
Dividends per share	$0.175	$0.175	$0.175	$0.175

(1)	In the fourth quarter of fiscal 2013, we incurred a $155.2 million intangible impairment charge.

(2)	In the first quarter of fiscal 2012, we acquired IMM.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 25, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
Our management’s annual report on internal control over financial reporting is set forth under Item 15, Exhibits and Financial Statement Schedules, and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference herein the sections entitled Election of Directors, Corporate Governance, Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement to be mailed to stockholders in connection with our 2014 annual meeting.
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

Item 11. Executive Compensation
We incorporate by reference herein the section entitled Executive Compensation in our Proxy Statement to be mailed to stockholders in connection with our 2014 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference herein the sections entitled Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Proxy Statement to be mailed to stockholders in connection with our 2014 annual meeting.

Item 13. Certain Relationships, Related Transactions and Director Independence
We incorporate by reference herein the sections entitled Related Party Transactions and Corporate Governance in our Proxy Statement to be mailed to stockholders in connection with our 2014 annual meeting.

Item 14. Principal Accounting Fees and Services
We incorporate by reference herein the section entitled Auditors, Audit Fees, and Auditor Independence in our Proxy Statement to be mailed to stockholders in connection with our 2014 annual meeting.

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

Exhibits

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 6, 2012, File No. 001-09299).

3.2	Amended and Restated Bylaws of Joy Global Inc., effective September 10, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 16, 2013, File No. 001-09299).

4.1	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 filed October 6, 2011, File No. 333-177189).

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

10.3	Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 27, 2007, File No. 001-09299).*

10.4	Amendment No. 1 to the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended October 26, 2012, File No. 001-09299).*

10.5	Joy Global Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8, filed March 31, 2011, File No. 333-173214).

10.6	Amendment No. 1 to the Joy Global Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended October 26, 2012, File No. 001-09299).

10.7
Joy Global Inc. International Employee Stock Purchase Plan and Amendment No. 1 thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed August 6, 2012, File No. 333-183103).

10.8	Amendment No. 2 to the Joy Global Inc. International Employee Stock Purchase Plan, dated September 19, 2013.

10.9
Form of Nonqualified Stock Option Agreement, dated December 5, 2011, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 27, 2012, File No. 001-09299).*

10.10
Form of Performance Share Agreement, dated December 5, 2011, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 27, 2012, File No. 001-09299).*

10.11
Form of Restricted Stock Unit Award Agreement, dated December 5, 2011, between the registrant and certain of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 27, 2012, File No. 001-09299).*

10.12
Form of Restricted Stock Unit Award Agreement, dated March 6, 2012, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 27, 2012, File No. 001-09299).*

10.13
Form of Nonqualified Stock Option Agreement, dated November 1, 2012, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.14
Form of Performance Share Agreement, dated November 1, 2012, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.15
Form of Restricted Stock Unit Award Agreement, dated November 1, 2012, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.16
Form of Nonqualified Stock Option Agreement, dated December 3, 2012, between the registrant and certain of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 25, 2013, File No. 001-09299).*

10.17
Form of Performance Share Agreement, dated December 3, 2012, between the registrant and certain of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 25, 2013, File No. 001-09299).*

10.18
Form of Restricted Stock Unit Award Agreement, dated December 3, 2012, between the registrant and certain of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 25, 2013, File No. 001-09299).*

10.19
Settlement, Waiver and Release Agreement, dated December 10, 2012, between the registrant and Eric A. Nielsen (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended October 26, 2012, File No. 001-09299).*

10.20
Form of Restricted Stock Unit Award Agreement, dated March 5, 2013, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.21
Senior Executive Retention Agreement, dated March 13, 2013, between Joy Global Inc. and Randal W. Baker (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2013, File No. 001-09299).*

10.22
Form of Nonqualified Stock Option Agreement, dated March 16, 2013, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.23
Form of Performance Share Agreement, dated March 16, 2013, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.24
Form of Restricted Stock Unit Award Agreement, dated March 16, 2013, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.25
Credit Agreement, dated as of June 16, 2011, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2011, File No. 001-09299).

10.26
First Amendment to Credit Agreement, dated as of January 9, 2013, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).

10.27
Second Amendment to Credit Agreement, dated as of March 13, 2013, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).

10.28
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

10.29
First Amendment to Amended and Restated Credit Agreement, dated as of March 13, 2013, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank (USA), as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on signature page).

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

This Page
Intentionally
Left Blank

Joy Global Inc.
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule
The following Consolidated Financial Statements and the Financial Statement Schedule are included in Item 8, Financial Statements and Supplementary Data and Item 15, Exhibits and Financial Statement Schedules:

Item 15(a) (1):	Page in This Form 10-K
Reports of Independent Registered Public Accounting Firm	F-2

Management’s Report on Internal Control Over Financial Reporting	F-4

Consolidated Statements of Income for the fiscal years ended October 25, 2013, October 26, 2012 and October 28, 2011	F-5

Consolidated Statements of Comprehensive Income for the fiscal years ended October 25, 2013, October 26, 2012 and October 28, 2011	F-6

Consolidated Balance Sheets as of October 25, 2013 and October 26, 2012	F-7

Consolidated Statements of Cash Flows for the fiscal years ended October 25, 2013, October 26, 2012 and October 28, 2011	F-9

Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 25, 2013, October 26, 2012 and October 28, 2011	F-10

Notes to Consolidated Financial Statements	F-12

Item 15(a) (2):

Schedule II. Valuation and Qualifying Accounts	F-56

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Joy Global Inc.
We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 25, 2013 and October 26, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 25, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 25, 2013 and October 26, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 25, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joy Global Inc.’s internal control over financial reporting as of October 25, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated December 13, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 13, 2013

Report of Independent Registered Public Accounting Firm on Internal
Control Over Financial Reporting
The Board of Directors and Shareholders
Joy Global Inc.
We have audited Joy Global Inc.’s internal control over financial reporting as of October 25, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the "COSO criteria"). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 25, 2013 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Joy Global Inc., and our report dated December 13, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 13, 2013

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 25, 2013.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Joy Global Inc. Consolidated Statements of Income (In thousands, except per share data)

	Fiscal Years Ended
	October 25, 2013	October 26, 2012	October 28, 2011
Net sales	$5,012,697	$5,660,889	$4,403,906
Cost of sales	3,389,484	3,783,802	2,897,605
Product development, selling and administrative expenses	680,001	736,776	602,010
Intangible asset impairment charges	155,200	—	—
Other income	(33,649)	(32,248)	(15,888)
Operating income	821,661	1,172,559	920,179
Interest income	8,781	5,831	13,869
Interest expense	(66,285)	(73,259)	(38,180)
Reorganization items	—	—	(35)
Income from continuing operations before income taxes	764,157	1,105,131	895,833
Provision for income taxes	230,219	337,870	264,831
Income from continuing operations	533,938	767,261	631,002
Income from continuing operations attributable to non-controlling interest	—	(180)	—
Income from continuing operations attributable to Joy Global Inc.	533,938	767,081	631,002

Loss from discontinued operations, net of income taxes	(225)	(5,060)	(21,346)

Net income	533,713	762,201	609,656
Net income attributable to non-controlling interest	—	(180)	—
Net income attributable to Joy Global Inc.	$533,713	$762,021	$609,656

Basic earnings per share:
Income from continuing operations	$5.03	$7.25	$6.01
Loss from discontinued operations	—	(0.05)	(0.20)
Net income	$5.03	$7.20	$5.81

Diluted earnings per share:
Income from continuing operations	$4.99	$7.18	$5.92
Loss from discontinued operations	—	(0.05)	(0.20)
Net income	$4.99	$7.13	$5.72

Dividends per share	$0.70	$0.70	$0.70

Weighted average shares outstanding:
Basic	106,070	105,862	104,916
Diluted	106,996	106,889	106,537
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Statements of Comprehensive Income (In thousands)

	Fiscal Years Ended
	October 25, 2013	October 26, 2012	October 28, 2011
Net income	$533,713	$762,201	$609,656
Other comprehensive income (loss):
Change in unrecognized pension and other postretirement obligations, net of taxes	19,336	(103,158)	(20,190)
Derivative instrument fair market value adjustment, net of taxes	149	4,212	(1,992)
Foreign currency translation adjustment	(18,470)	(13,620)	5,741
Total other comprehensive income (loss), net of taxes	1,015	(112,566)	(16,441)
Comprehensive income	534,728	649,635	593,215
Comprehensive loss attributable to noncontrolling interest	—	(180)	—
Comprehensive income attributable to Joy Global Inc.	$534,728	$649,455	$593,215
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Balance Sheets (In thousands, except share data)

	October 25, 2013	October 26, 2012
ASSETS
Current assets:
Cash and cash equivalents	$405,709	$263,873
Accounts receivable, net	1,083,663	1,229,083
Inventories	1,139,744	1,415,455
Other current assets	193,328	247,666
Total current assets	2,822,444	3,156,077
Property, plant and equipment:
Land and improvements	78,317	71,796
Buildings	410,773	343,154
Machinery and equipment	861,862	826,519
Software	90,884	87,701
Gross property, plant and equipment	1,441,836	1,329,170
Accumulated depreciation	(529,194)	(496,308)
Total property, plant and equipment	912,642	832,862
Other assets:
Other intangible assets, net	331,812	589,224
Goodwill	1,480,519	1,382,358
Deferred income taxes	41,532	67,101
Other non-current assets	200,633	114,881
Total other assets	2,054,496	2,153,564
Total assets	$5,789,582	$6,142,503
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Balance Sheets (In thousands, except share data)

	October 25, 2013	October 26, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$58,669	$65,316
Trade accounts payable	388,119	452,236
Employee compensation and benefits	130,555	156,867
Advance payments and progress billings	399,768	669,792
Accrued warranties	85,732	100,646
Other accrued liabilities	286,063	322,813
Current liabilities of discontinued operations	11,684	13,147
Total current liabilities	1,360,590	1,780,817
Long-term obligations	1,256,927	1,306,625
Other non-current liabilities:
Liabilities for postretirement benefits	20,723	25,564
Accrued pension costs	149,805	335,813
Other liabilities	143,168	116,495
Total other non-current liabilities	313,696	477,872
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value (authorized 150,000,000 shares; 130,204,665 and 129,799,524 shares issued as of October 25, 2013 and October 26, 2012, respectively)	130,205	129,800
Capital in excess of par value	1,176,068	1,140,680
Retained earnings	3,390,459	2,931,981
Treasury stock (27,978,159 and 23,873,159 shares as of October 25, 2013 and October 26, 2012, respectively)	(1,330,729)	(1,116,623)
Accumulated other comprehensive loss	(507,634)	(508,649)
Total shareholders’ equity	2,858,369	2,577,189
Total liabilities and shareholders’ equity	$5,789,582	$6,142,503
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Statements of Cash Flows (In thousands)

	Fiscal Years Ended
	October 25, 2013	October 26, 2012	October 28, 2011
Operating Activities:
Net income	$533,713	$762,201	$609,656
Loss from discontinued operations	225	5,060	21,346
Adjustments to continuing operations:
Depreciation and amortization	113,519	152,840	79,110
Intangible asset impairment charges	155,200	—	—
Changes in deferred income taxes	12,184	22,663	76,784
Contributions to defined benefit employee pension plans	(165,712)	(184,865)	(180,897)
Defined benefit employee pension plan expense	19,632	46,508	50,326
Gain on remeasurement of IMM shares upon obtaining control	—	(19,435)	—
Share-based compensation expense	29,006	27,381	25,507
Excess tax benefit from share-based compensation awards	(1,728)	(21,250)	(14,982)
Changes in long-term receivables	(116,151)	(16,133)	(10,120)
Other adjustments to continuing operations, net	6,754	(10,846)	64
Changes in working capital items attributed to continuing operations, net of acquisitions:
Accounts receivable, net	206,914	(162,876)	(112,910)
Inventories	199,530	(84,514)	(391,129)
Other current assets	18,597	(27,696)	(42,798)
Trade accounts payable	(55,087)	(81,517)	120,745
Employee compensation and benefits	(24,465)	6,227	7,608
Advance payments and progress billings	(249,752)	(91,378)	301,818
Other accrued liabilities	(43,841)	141,545	(40,402)
Net cash provided by operating activities of continuing operations	638,538	463,915	499,726
Net cash (used) provided by operating activities of discontinued operations	(1,688)	(21,054)	4,967
Net cash provided by operating activities	636,850	442,861	504,693
Investing Activities:
Acquisition of businesses, net of cash acquired	—	(955,917)	(1,048,908)
Property, plant and equipment acquired	(153,418)	(241,527)	(110,523)
Proceeds from sale of property, plant and equipment	3,555	7,917	6,160
(Working capital adjustment) proceeds from sale of LeTourneau Technologies Drilling Systems, Inc.	—	(56,270)	375,000
Equity investment in IMM shares	—	—	(376,724)
Withdrawals (deposits) of cash held in escrow	—	866,000	(866,000)
Other investing activities, net	(112)	1,468	(882)
Net cash used by investing activities	(149,975)	(378,329)	(2,021,877)
Financing Activities:
Common stock issued	7,575	12,148	53,341
Excess tax benefit from exercise of stock options	1,728	21,250	14,982
Dividends paid	(74,325)	(73,961)	(73,262)
Issuance of senior notes	—	—	495,755
Borrowings under term loans	—	250,000	500,000
Repayments of term loans	(50,000)	(281,250)	(6,250)
Change in short and long-term obligations, net	(7,374)	(4,492)	5,210
Financing fees	—	(5,304)	(13,060)
Treasury stock purchased	(214,106)	—	—
Net cash (used) provided by financing activities	(336,502)	(81,609)	976,716
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8,537)	(7,371)	13,208
Increase (decrease) in Cash and Cash Equivalents	141,836	(24,448)	(527,260)
Cash and Cash Equivalents at Beginning of Year	263,873	288,321	815,581
Cash and Cash Equivalents at End of Year	$405,709	$263,873	$288,321
Supplemental cash flow information:
Interest paid	$63,623	$69,743	$33,505
Income taxes paid	262,705	178,729	217,418
See Notes to Consolidated Financial Statements

Joy Global Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of October 29, 2010	$127,403	$1,002,169	$1,709,059	$(1,116,623)	$(379,642)	$—	$1,342,366
Net income	—	—	609,656	—	—	—	609,656
Change in pension liability, net of taxes	—	—	—	—	(20,190)	—	(20,190)
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	(1,992)	—	(1,992)
Currency translation adjustment	—	—	—	—	5,741	—	5,741
Share-based compensation expense	—	25,507	—	—	—	—	25,507
Dividends paid ($0.70 per share)	—	713	(73,975)	—	—	—	(73,262)
Issuance of restricted stock units and performance shares	141	(4,662)	—	—	—	—	(4,521)
Exercise of stock options	1,431	51,302	—	—	—	—	52,733
Shares issued under employee stock purchase plan	12	763	—	—	—	—	775
Excess tax benefit from share-based compensation awards	—	14,982	—	—	—	—	14,982
Balance as of October 28, 2011	$128,987	$1,090,774	$2,244,740	$(1,116,623)	$(396,083)	$—	$1,951,795
Acquisition of controlling interest in IMM	—	—	—	—	—	437,654	437,654
Net income	—	—	762,021	—	—	180	762,201
Change in pension liability, net of taxes	—	—	—	—	(103,158)	—	(103,158)
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	4,212	—	4,212
Currency translation adjustment	—	—	—	—	(13,620)	—	(13,620)
Purchase of IMM shares from non-controlling interest	—	—	—	—	—	(437,834)	(437,834)
Share-based compensation expense	—	27,381	—	—	—	—	27,381
Dividends paid ($0.70 per share)	—	819	(74,780)	—	—	—	(73,961)
Issuance of restricted stock units and performance shares	429	(11,403)	—	—	—	—	(10,974)
Exercise of stock options	342	9,292	—	—	—	—	9,634
Shares issued under employee stock purchase plan	42	2,567	—	—	—	—	2,609
Excess tax benefit from share-based compensation awards	—	21,250	—	—	—	—	21,250
Balance as of October 26, 2012	$129,800	$1,140,680	$2,931,981	$(1,116,623)	$(508,649)	$—	$2,577,189
See Notes to Consolidated Financial Statements.

Joy Global Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of October 26, 2012	$129,800	$1,140,680	$2,931,981	$(1,116,623)	$(508,649)	$2,577,189
Net income	—	—	533,713	—	—	533,713
Change in pension liability, net of taxes	—	—	—	—	19,336	19,336
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	149	149
Currency translation adjustment	—	—	—	—	(18,470)	(18,470)
Treasury stock purchased	—	—	—	(214,106)	—	(214,106)
Share-based compensation expense	—	29,006	—	—	—	29,006
Dividends paid ($0.70 per share)	—	910	(75,235)	—	—	(74,325)
Issuance of restricted stock units and performance shares	178	(3,900)	—	—	—	(3,722)
Exercise of stock options	160	4,110	—	—	—	4,270
Shares issued under employee stock purchase plan	67	3,534	—	—	—	3,601
Excess tax benefit from share-based compensation awards	—	1,728	—	—	—	1,728
Balance as of October 25, 2013	$130,205	$1,176,068	$3,390,459	$(1,330,729)	$(507,634)	$2,858,369
See Notes to Consolidated Financial Statements.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

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

Cash Equivalents – All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents. These primarily consist of money market funds and, to a lesser extent, certificates of deposit and commercial paper. Cash equivalents were $29.2 million and $49.5 million as of October 25, 2013 and October 26, 2012, respectively.

Inventories – Inventories are carried at the lower of cost or market using the first-in, first-out method for all inventories. Cost includes direct materials, direct labor and manufacturing overhead. We evaluate the need to record valuation adjustments for inventory on a regular basis. Our policy is to evaluate all inventories, including raw material, work-in-process and finished goods. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Property, Plant and Equipment – Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight line method over the estimated useful lives of the assets which generally range from 5 to 50 years for land improvements, from 10 to 50 years for buildings, from 3 to 12 years for machinery and equipment and from 2 to 5 years for software. Depreciation expense was $99.9 million, $83.8 million and $59.5 million for fiscal 2013, 2012 and 2011, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

Impairment of Long-Lived Assets – We assess the realizability of our held and used long-lived assets by evaluating such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows related to such assets are less than the carrying value. If impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset compared to its carrying value. No impairment was identified related to our long-lived assets in fiscal 2013, 2012 or 2011.

Goodwill and Intangible Assets – Intangible assets include engineering drawings, customer relationships, backlog, non-compete agreements, patents, unpatented technology and trademarks. Indefinite-lived intangible assets are composed of trademarks and

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each assets' fair value to its book value. We first determine qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If we conclude that it is more likely than not that an indefinite-lived asset is impaired, then we determine the fair value by using the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset. See Note 7, Goodwill and Intangible Assets for details regarding the results of our indefinite-lived intangible asset impairment testing performed in fiscal 2013. No impairment was identified in fiscal 2012 or 2011.

Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets in fiscal 2013, 2012 or 2011.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units to their book value. We first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then determine the fair value of the reporting unit based on a discounted cash flow model. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. If goodwill is impaired, we recognize a non-cash impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill involve a high degree of judgment and can entail subjective considerations. The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates. Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values. We performed our goodwill impairment testing as of the first day of the fourth quarter of fiscal 2013, 2012 and 2011 and no impairment was identified.

Foreign Currency Transactions – Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates, and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in shareholders’ equity as an element of accumulated other comprehensive income (loss).

Assets and liabilities of operations which have the U.S. dollar as their functional currency, but which maintain their accounting records in local currency, have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in Cost of sales in our Consolidated Statements of Income.

Exchange gains or losses incurred on transactions conducted by one of our subsidiaries in a currency other than the subsidiary’s functional currency are normally reflected in Cost of sales in our Consolidated Statements of Income. An exception is made when the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the exchange gains or losses are included in shareholders’ equity as an element of accumulated other comprehensive income (loss).

The pre-tax foreign exchange impact included in operating income was a loss of $4.4 million, a loss of $1.4 million and a gain of $1.2 million in fiscal 2013, 2012 and 2011, respectively.

Foreign Currency Hedging and Derivative Financial Instruments – We are exposed to certain foreign currency risks in the normal course of our global business operations. We enter into derivative contracts that are foreign currency forward contracts to

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

hedge the risks of certain identified and anticipated transactions in currencies other than the functional currency of the respective operating unit. The types of risks hedged are those arising from the variability of future earnings and cash flows caused by fluctuations in foreign currency exchange rates. These contracts are for forecasted transactions and committed receivables and payables denominated in foreign currencies and are not entered into for speculative purposes. Consequently, any market-related loss on the forward contract would be offset by changes in the value of the hedged items, and, as a result, we are generally not exposed to net market risk associated with these instruments.

Each derivative is designated as either a cash flow hedge, a fair value hedge or an undesignated instrument. All derivatives are recorded at fair value in the balance sheet as assets or liabilities. Cash flows from fair value and cash flow hedges are classified within the same category as the item being hedged in the statement of cash flows. Cash flows from undesignated derivative instruments are included in operating activities on the statement of cash flows.

For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement in the period in which the hedged transaction affects earnings. Ineffectiveness related to these derivative contracts is recorded in the income statement. For derivative contracts that are designated and qualify as a fair value hedge and for derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the income statement. This gain or loss is offset by foreign exchange fluctuations of the underlying hedged item.

Revenue Recognition – We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of a sales arrangement exists, product delivery and transfer of title and risk and rewards has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We recognize revenue on long-term contracts, such as contracts to manufacture mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

We have life cycle management contracts with customers to supply parts and service for terms of 1 to 17 years. These contracts are established based on the conditions in which the equipment will be operating, the time horizon that the contracts will cover, and the expected operating cycle that will be required for the equipment. Based on this information, a model is created representing the projected costs and revenues of servicing the respective machines over the specified contract terms. Accounting for these contracts requires us to make various estimates, including estimates of the relevant machine’s long-term maintenance requirements. Under these contracts, customers are generally billed monthly based on hours of operation or units of production achieved by the equipment, with the respective deferred revenues recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided. These contracts are reviewed quarterly by comparison of actual results to original estimates or most recent analysis, with revenue recognition adjusted appropriately for future estimated costs. If a loss is expected at any time, the full amount of the loss is recognized immediately.

We have certain customer agreements that are considered multiple element arrangements. The agreements are assessed for multiple elements based on whether the delivered item has value to the customer on a standalone basis and whether delivery or performance of the undelivered item is considered probable and substantially in our control. If those criteria are met, revenue is allocated to each identified unit of accounting based on our estimate of their relative selling prices.

Revenue recognition involves judgments, including assessments of expected returns, the likelihood of nonpayment and estimates of expected costs and profits on long-term contracts. In determining when to recognize revenue, we analyze various factors, including the specifics of the transaction, historical experience, creditworthiness of the customer and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Comprehensive Income – Comprehensive income includes disclosure of financial information that historically has not been recognized in the calculation of net income. Our comprehensive income encompasses net income, the change in unrecognized pension and other postretirement obligations, the derivative instrument fair market value adjustment and foreign currency translation. Comprehensive income is disclosed in our Consolidated Statements of Comprehensive Income. Accumulated other

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

comprehensive loss is disclosed in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive loss consists of the following:

In millions	October 25, 2013	October 26, 2012	October 28, 2011
Change in unrecognized pension and other postretirement obligations	$(540,122)	$(559,458)	$(456,300)
Derivative instrument fair market value adjustment	5,028	4,879	667
Foreign currency translation adjustment	27,460	45,930	59,550
Accumulated other comprehensive loss	$(507,634)	$(508,649)	$(396,083)

The change in unrecognized pension and other postretirement obligations is net of a $140.3 million, $160.9 million and $118.5 million income tax benefit as of October 25, 2013, October 26, 2012 and October 28, 2011, respectively. The derivative instrument fair market value adjustment is net of $2.2 million, $2.6 million and $0.4 million of income tax effect as of October 25, 2013, October 26, 2012 and October 28, 2011, respectively.

Sales Incentives – We account for cash consideration (such as sales incentives and cash discounts) given to our customers or resellers as a reduction of net sales.

Allowance for Doubtful Accounts – We establish an allowance for doubtful accounts on a specific account identification basis through a review of several factors, including the aging status of our customers’ accounts, the financial condition of our customers and historical collection experience.

Shipping and Handling Fees and Costs – We report shipping costs billed to a customer in a sales transaction as net sales. We report the related costs incurred for shipping as cost of sales.

Research and Development Expenses – Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $49.0 million, $47.8 million and $40.4 million for fiscal 2013, 2012 and 2011, respectively.

Share-Based Compensation – We account for awards of stock by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Compensation expense is recognized using the straight line method.

Income Taxes – Deferred taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using current statutory tax rates. Deferred income tax provisions are based on changes in the deferred tax assets and liabilities from period to period. Additionally, we analyze our ability to recognize the net deferred tax assets created in each jurisdiction in which we operate to determine if valuation allowances are necessary based on the “more likely than not” criteria.

As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangible assets until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained. All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.

We estimate the effective tax rate expected to be applicable for the full year on an interim basis. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States), as well as tax planning strategies. If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made. Additionally, discrete items are treated separately from the effective rate analysis and are recorded separately as an income tax provision or benefit at the time they are recognized. To the extent recognized, these items will impact the effective tax rate in the aggregate but will not adjust the amount used for future periods within the same year.

Earnings Per Share – Basic earnings per share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.

New Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, cross references to the related footnote for additional information would be appropriate. ASU 2013-02 will be effective for the first quarter of fiscal 2014. The adoption of this guidance will have no impact on our financial condition or results of operations but will impact the presentation of the financial statements. We are currently evaluating our presentation options.

In July 2012, the FASB issued ASU No. 2012-2, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-2 provides us the option to perform a qualitative assessment to determine whether further indefinite-lived intangible asset impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that an indefinite-lived intangible asset is impaired, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2012-2 was effective for the indefinite-lived impairment tests performed in the fourth quarter of fiscal 2013. The adoption of ASU No. 2012-2 did not have any impact on our financial condition or results of operations.

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

3.	Acquisitions

Acquisition of IMM

On December 29, 2011, we completed the purchase of 534.8 million shares of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. The shares, which represented approximately 41.1% of IMM’s outstanding common stock, were purchased pursuant to a stock purchase agreement, dated July 11, 2011, as amended and restated on July 14, 2011. The shares were purchased for HKD8.50 per share, or approximately $584.6 million. As a result of this purchase and prior open market purchases, we acquired a controlling interest on such date of approximately 69.2% of IMM’s outstanding common stock and were required by Rule 26.1 of the Hong Kong Takeovers Code to commence a tender offer to purchase all of the outstanding shares of IMM common stock and options to purchase IMM common stock that we did not already own. The tender offer commenced on January 6, 2012 and we completed the tender offer on February 10, 2012. As a result of the tender offer, we beneficially owned approximately 98.9% of IMM’s outstanding common stock. On July 25, 2012, we effected the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We paid consideration of approximately $16.2 million to complete the compulsory acquisition. The combined effect of these transactions resulted in our beneficial ownership of 100% of the common stock of IMM.

Prior to obtaining control on December 29, 2011, our investment in IMM had been accounted for under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Consolidated Statement of Income under the heading Other income for the period ended October 26, 2012. The results of operations for IMM have been included in the accompanying financial statements from December 29, 2011 forward as part of the Underground Mining Machinery segment. Prior to obtaining control, our share of income from IMM was reported in the Consolidated Statements of Income under the heading Other income and included in Corporate.

The determination of the fair value of the net assets acquired was finalized in the first quarter of fiscal 2013. The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Adjustments have been made in the current year to reflect updated fair value estimates for intangible assets and to adjust for receivables and other liabilities. The following table summarizes the estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

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
$1,423,438

The fair value for identified intangible assets was primarily determined based upon discounted expected cash flows. Of the $1.2 billion of intangible assets and goodwill, $72.5 million was assigned to indefinite-lived intangible assets. In addition, $80.0 million of the $1.2 billion of intangible assets and goodwill had been assigned to finite-lived intangible assets, which are being amortized over a weighted average life of 13.8 years. The determination of the useful life was based upon historical experience, economic factors and future cash flows of the assets acquired.

The intangible assets have been assigned to the following categories:

(In thousands)
Customer relationships	$77,300
Backlog	2,700
$80,000

The inventory fair value adjustment of $20.9 million associated with the acquisition was expensed in fiscal 2012 through Cost of sales on the Consolidated Statement of Income as the corresponding inventory was sold. We incurred total acquisition costs of $24.8 million related to IMM, of which $0.6 million was recognized in fiscal 2013 and $15.6 million was recognized in fiscal 2012. All other acquisition costs were recognized prior to fiscal 2012.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

	Years Ended
(in thousands, except per share data)	October 26, 2012	October 28, 2011
Net sales	$5,729,097	$4,723,808
Income from continuing operations	$770,921	$621,894
Basic earnings per share from continuing operations	$7.28	$5.93
Diluted earnings per share from continuing operations	$7.21	$5.84

The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our financial position or results of operations actually would have been had we completed the acquisition at the date indicated, nor does it purport to project the future financial position or operating results of the combined company.

Acquisition of LeTourneau

On June 22, 2011, we purchased all of the outstanding capital stock of LeTourneau for approximately $1.1 billion. LeTourneau designs, builds and supports equipment for the mining industry and has been a leader in the earthmoving equipment industry since the 1920s. LeTourneau historically operated in three business segments: mining equipment, steel products and drilling products. Through its mining equipment business, LeTourneau is the world's leading manufacturer of large wheel loaders for surface mining, providing the industry's largest model sizes and payload capacities.

Subsequent to the acquisition, we entered into a definitive agreement to sell the drilling products business of LeTourneau and that transaction closed on October 24, 2011. The results of operations for LeTourneau have been included in the accompanying financial statements from the acquisition date forward, with results of the drilling products business being included as results of discontinued operations. Results for the mining equipment and steel products business are included in continuing operations as part of the Surface Mining Equipment segment.

The purchase price for the acquisition was as follows:

(in thousands)
Cash consideration	$1,100,000
Working capital purchase price adjustments	(46,323)
$1,053,677

The determination of the fair value of the net assets acquired was finalized in fiscal 2012. The allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. The amount allocated to intangible assets and goodwill for tax purposes is expected to be tax deductible as a result of our election under Section 338(h)(10) of the Internal Revenue Code. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the acquisition date:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

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
$1,053,677

The fair value for identified intangible assets was primarily determined based upon discounted expected cash flows. Of the $565.4 million of intangible assets and goodwill related to continuing operations, $37.2 million was assigned to indefinite-lived intangible assets. In addition, $181.2 million of the $565.4 million of intangible assets and goodwill has been assigned to finite-lived intangible assets, which are being amortized over a weighted average life of 18 years. The determination of the useful life was based on historical experience, economic factors and future cash flows of the assets acquired. The intangible assets have been assigned to the following categories:

(In thousands)
Customer relationships	$76,500
Patents	69,900
Unpatented technology	31,600
Backlog	3,200
$181,200

Approximately $11.5 million and $7.7 million of the inventory fair value adjustment associated with the acquisition was expensed in fiscal 2012 and 2011, respectively, through Cost of sales on the Consolidated Statements of Income as the corresponding inventory was sold. We incurred total acquisition costs of $10.9 million related to LeTourneau, of which $0.5 million was recognized in fiscal 2012. All other acquisition costs were recognized prior to fiscal 2012.

The following unaudited pro forma financial information for the year ended October 28, 2011 reflects the results of continuing operations of the Company as if the acquisition of LeTourneau had been completed on October 30, 2010. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items, the addition of incremental costs related to debt used to finance the acquisition and the tax benefits related to the increased costs.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Year Ended
(in thousands, except per share data)	October 28, 2011
Net sales	$4,620,059
Income from continuing operations	$913,474
Basic earnings per share from continuing operations	$6.12
Diluted earnings per share from continuing operations	$6.02

The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our financial position or results of operations actually would have been had we completed the acquisition at the date indicated, nor does it purport to project the future financial position or operating results of the combined company.

4.	Discontinued Operations

Discontinued operations of LeTourneau

On October 24, 2011, we completed the sale of LeTourneau Technologies Drilling Systems, Inc. to Cameron International Corporation for $375.0 million in cash, subject to a post-closing working capital adjustment of $56.3 million that we paid in fiscal 2012. The LeTourneau facilities in Houston, Texas and Vicksburg, Mississippi were sold to Cameron International Corporation in conjunction with this transaction. We entered into a Transition Manufacturing and Supply Agreement to allow for the orderly transfer of drilling products production from Longview, Texas and a Steel Supply Agreement to allow the buyer time to develop other sources. In conjunction with our entrance into the Transition Manufacturing and Supply Agreement, we recognized an upfront loss and related liability of $23.3 million on the supply agreements at the time of sale. The liability was utilized and adjusted during fiscal 2013 and 2012 to reflect actual results of performance under the agreements. The agreements expired in fiscal 2013.

The drilling products business is reflected as a discontinued operation and all results of operations have been reflected as discontinued operations in the Consolidated Statements of Income. Assets and liabilities that transferred after our fiscal year ends or remain our obligation are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets.

The operating results of the discontinued operations included in the Consolidated Financial Statements are as follows:

(in thousands)	October 25, 2013	October 26, 2012	October 28, 2011
Net sales	$—	$—	$102,102

Loss before income taxes	(345)	(6,120)	(32,843)
Income tax benefit	120	1,060	11,497
Loss from discontinued operations, net of tax	$(225)	$(5,060)	$(21,346)

5.	Accounts Receivable

Consolidated accounts receivable consist of the following:

In thousands	October 25, 2013	October 26, 2012
Trade receivables	$936,799	$1,183,484
Unbilled receivables (due within one year)	231,053	164,740
Allowance for doubtful accounts	(84,189)	(119,141)
	$1,083,663	$1,229,083

6.	Inventories

Consolidated inventories consist of the following:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

In thousands	October 25, 2013	October 26, 2012
Finished goods	$838,052	$762,853
Work in process and purchased parts	233,303	437,234
Raw materials	68,389	215,368
Total inventories	$1,139,744	$1,415,455

7.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 25, 2013 and October 26, 2012 are as follows:

		October 25, 2013		October 26, 2012
In thousands	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived other intangible assets:
Backlog	1 year	$13,198	$(13,198)	$17,018	$(17,018)
Customer relationships	17 years	259,000	(57,764)	340,200	(46,630)
Engineering drawings	6 years	2,900	(2,900)	2,900	(2,900)
Non-compete agreements	5 years	5,800	(5,800)	5,800	(5,750)
Patents	19 years	91,076	(19,109)	91,184	(14,704)
Trademarks	5 years	12,200	—	—	—
Unpatented technology	20 years	32,851	(4,142)	32,836	(2,512)
Subtotal	16 years	417,025	(102,913)	489,938	(89,514)
Indefinite-lived other intangible assets:
Trademarks		17,700	—	188,800	—
Total other intangible assets		$434,725	$(102,913)	$678,738	$(89,514)

In the first quarter of fiscal 2013, we finalized the determination of the fair value of net assets acquired of IMM. This resulted in an $81.2 million decrease in customer relationship intangibles, a $3.8 million decrease in backlog and a $3.7 million decrease in trademarks from fiscal 2012.

In the fourth quarter of fiscal 2013, we reviewed our brand portfolio and developed a strategy to increase the visibility of our core brands in furtherance of our One Joy Global initiative. During this review we determined that the indefinite life assumption was no longer appropriate for most of our previously acquired trademarks.

In connection with the review of our brand portfolio, we worked with a third party appraisal firm to develop new estimates of fair value of our trademark portfolio using discounted cash flow models. In connection with obtaining an independent third party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Assumptions critical to the process included forecasted financial information, discount rates, royalty rates and growth rates. Estimates of the fair value of each trademark were based on the best information currently available. However, further adjustments may be necessary in the future if conditions differ substantially from the assumptions utilized.

The remaining value of the trademarks that are being replaced will be amortized over the new estimated useful life. For those trademarks that are not being replaced, our strategy is to co-brand these products, and we have revalued these trademarks based on that assumption. The co-branded trademarks will continue to have an indefinite life. As a result, a non-cash impairment charge of $155.2 million was recorded in the fourth quarter of fiscal 2013, of which $130.2 million was recorded by our Underground Mining Machinery segment and $25.0 million was recorded by our Surface Mining Equipment segment. This charge is recorded in the Consolidated Statement of Income under the heading Intangible asset impairment charges. Going forward, the amortization on the remaining carrying value associated with the trademarks that are being replaced will be recorded in the Consolidated Statements of Income under the heading Product development, selling and administrative expenses.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Changes in the carrying amount of goodwill in fiscal 2013 and 2012 are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment	Consolidated
Balance as of October 28, 2011	$115,704	$312,774	$428,478
Goodwill acquired/adjusted during the year	908,567	45,760	954,327
Translation adjustments	(57)	(390)	(447)
Balance as of October 26, 2012	1,024,214	358,144	1,382,358
Goodwill adjusted during the year	99,144	—	99,144
Translation adjustments	(175)	(808)	(983)
Balance as of October 25, 2013	$1,123,183	$357,336	$1,480,519

Amortization expense for finite-lived intangible assets was $13.6 million, $37.4 million and $12.6 million, for fiscal 2013, 2012 and 2011, respectively.

Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2014	$24,976
2015	24,926
2016	24,830
2017	23,744
2018	23,493

8.	Income Taxes

The provision for income taxes for continuing operations included in the Consolidated Statements of Income consists of the following:

In thousands	October 25, 2013	October 26, 2012	October 28, 2011
Current provision
Federal	$127,069	$159,294	$94,024
State	6,621	16,410	7,357
Foreign	69,564	105,073	86,647
Total current provision	203,254	280,777	188,028
Deferred provision (benefit)
Federal	23,892	74,966	75,663
State	(1,331)	399	5,567
Foreign	4,404	(18,272)	(4,427)
Total deferred provision	26,965	57,093	76,803
Total provision for income taxes	$230,219	$337,870	$264,831

The Federal deferred provision includes $10.0 million and $16.0 million of net operating losses used in fiscal 2012 and 2011, respectively. The Federal deferred provision also includes $4.9 million of general business credits in fiscal 2012 and $3.3 million and $1.1 million of alternative minimum tax carryforwards used in fiscal 2013 and 2012, respectively. The foreign deferred provision includes $0.1 million and $0.8 million of net operating losses used in fiscal 2012 and 2011, respectively. The Federal deferred provision also includes $14.2 million of foreign tax credit carryovers utilized in fiscal 2012. During fiscal 2013, 2012 and 2011, we recognized $0.3 million, $0.8 million and $1.8 million, respectively, of current tax benefit relating to a tax holiday in China. The tax holiday expired in fiscal 2013.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

The domestic and foreign components of income from continuing operations before income taxes are as follows:

In thousands	October 25, 2013	October 26, 2012	October 28, 2011
Domestic income from continuing operations	$444,667	$724,132	$531,888
Foreign income from continuing operations	319,490	380,999	363,945
Pre-tax income from continuing operations	$764,157	$1,105,131	$895,833

The reconciliation between the income tax provision recognized in our Consolidated Statements of Income and the income tax provision computed by applying the statutory federal income tax rate to the income from continuing operations are as follows:

In thousands	October 25, 2013	October 26, 2012	October 28, 2011
Income tax computed at federal statutory tax rate	35.0%	35.0%	35.0%
Sub-part F income and foreign dividends, net of foreign tax credits	0.2	0.3	(0.9)
Differences in foreign and U.S. tax rates	(5.3)	(4.2)	(4.3)
State income taxes, net of federal tax impact	0.5	1.0	0.7
Resolution of prior years’ tax matters	—	—	0.9
Valuation allowance	1.1	0.1	0.1
IRC 199 manufacturing deduction	(2.0)	(1.7)	(1.4)
Other items, net	0.6	0.1	(0.5)
Effective income tax rate	30.1%	30.6%	29.6%

The components of the net deferred tax asset are as follows:

In thousands	October 25, 2013	October 26, 2012
Deferred tax assets:
Employee benefit related items	$101,200	$156,034
Tax credit carryforwards	2,622	5,665
Tax loss carryforwards	128,357	122,895
Inventories	32,464	29,952
Other deferred tax assets, net	32,378	63,266
Valuation allowance, current assets	(11,009)	(5,281)
Valuation allowance, non-current assets	(119,556)	(117,354)
Total deferred tax assets	166,456	255,177
Deferred tax liabilities:
Depreciation and amortization in excess of book expense	59,651	56,218
Intangibles	48,388	109,788
Total deferred tax liabilities	108,039	166,006
Net deferred tax asset	$58,417	$89,171

The net deferred tax assets are reflected in the Consolidated Balance Sheets as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

In thousands	October 25, 2013	October 26, 2012
Current deferred tax assets, included in Other current assets	$69,352	$90,510
Long-term deferred tax asset, included in Deferred income taxes	41,532	67,101
Current deferred tax liability, included in Other accrued liabilities	(2,087)	(2,247)
Long-term deferred tax liability, included in Other liabilities	(50,380)	(66,193)
Net deferred tax asset	$58,417	$89,171

The following table summarizes the components of our loss and credit carryforward:

Loss and Credit Carryforward Summary
	Amount
Description - In millions	Gross	Benefit	Valuation Allowance	Expiration Date(s)
Foreign capital losses	$62.1	$12.5	$12.5	None
U.S. state operating losses	1,967.0	101.4	98.4	Various
Foreign losses	55.8	14.4	14.2	$5.4 - None $9.0 - 2014 to 2018
State tax credits	N/A	0.7	0.7	Various
Foreign tax credits	N/A	1.5	—	$1.4 - 2016 to 2018 $0.1 - 2021
Various international tax credits	N/A	0.4	0.3	None

At least annually, we reassess our need for valuation allowances and adjust the allowance balances where it is appropriate based on past, current and projected profitability in the various geographic locations in which we conduct business and the available tax strategies. Additionally, the U.S. carryforwards were reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code related to cancellation of indebtedness income that is excluded from taxable income. These adjustments are included in the net operating loss values detailed above.

Valuation allowances currently recorded that arose in pre-emergence years require us to apply fresh start accounting. As of October 25, 2013, there were $63.3 million of valuation reserves against pre-emergence net operating loss carryforwards.

As of October 25, 2013, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries, as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries, which have been or are intended to be permanently reinvested, were $822.8 million as of October 25, 2013.

Unrecognized tax benefits are as follows:

In thousands	October 25, 2013	October 26, 2012
Balance, beginning of year	$33,471	$10,370
Interest included in the beginning balance	—	(1,271)
Additions for current year tax positions and acquisition	36	25,735
Additions for prior year tax positions	60,604	167
Reductions for prior year tax positions	(16,693)	(1,530)
Balance, end of year	$77,418	$33,471

As of October 25, 2013, $76.6 million of the net unrecognized tax benefit would affect the effective tax rate if recognized. As of October 25, 2013 and October 26, 2012, total interest of approximately $10.3 million and $2.8 million, respectively, are classified in the Consolidated Balance Sheets as Other liabilities, while penalties of approximately $42.3 million and $1.0 million are included

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

in the ending net unrecognized tax benefit above. It is expected that the total amount of unrecognized tax benefit will decrease by $4.9 million within the next twelve months relating to audits that will be effectively settled during fiscal 2014.

With respect to tax years subject to examination by the domestic taxing authorities, the Company’s tax years prior to 2009 have been audited by the Internal Revenue Service and are closed. Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. state purposes, although some earlier years also remain open. From a non-domestic perspective, the major locations in which we conduct business are as follows: United Kingdom – 2011 forward are open for examination; South Africa – 2008 forward are open for examination; Australia – 2009 forward are open for examination; Chile – 2009 forward are open for examination; China – 2008 forward are open for examination; and Canada – 2008 forward are open for examination (2008 through 2010 are currently under audit). There are a number of smaller entities in other countries that generally have open tax years ranging from 3 to 5 years.

9.	Warranties

We provide for the estimated costs that may be incurred under product warranties to remedy deficiencies of quality or performance of our products. Warranty costs are accrued at the time revenue is recognized. These product warranties extend over either a specified period of time, units of production or machine hours depending on the product subject to the warranty. We accrue a provision for estimated future warranty costs based on the historical relationship of warranty costs to sales. We periodically review the adequacy of the accrual for product warranties and adjust the warranty percentage and accrued warranty reserve for actual experience as necessary.

The following table reconciles the changes in the product warranty reserve:

In thousands	October 25, 2013	October 26, 2012
Balance, beginning of year	$100,646	$82,737
Accrual for warranty expensed during the year	57,610	49,268
Settlements made during the year	(72,981)	(52,736)
Effect of foreign currency translation	457	(520)
Adjusted acquired warranty accrual	—	21,897
Balance, end of year	$85,732	$100,646

Adjustments were made in fiscal 2012 to reflect a $16.1 million increase in the liability for pre-existing warranties related to the mining equipment business of LeTourneau.

10.	Borrowings and Credit Facilities

On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement dated October 27, 2010 that had been set to expire on November 3, 2014. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans will bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company’s credit rating. Base rate loans will bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” or (c) a daily rate equal to the Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company’s credit rating. Swing line loans will bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital when the consolidated leverage ratio exceeds a stated level amount. As of October 25, 2013, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement and used a portion of the proceeds available under the Credit Agreement to repay our $250.0 million term loan credit agreement, dated October 31, 2011 (the “Further Term Loan”), which was to have matured in June 2016. The Further Term Loan was drawn in full on February 10, 2012 in conjunction with the settlement of the IMM tender offer. Concurrent with our entry into the Credit Agreement, all amounts outstanding under the Prior Credit Agreement and Further Term Loan were repaid in full.

As of October 25, 2013, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $195.0 million. As of October 25, 2013, there was $805.0 million available for borrowings under the Credit Agreement.

On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment, which was drawn in full to partially finance the acquisition of LeTourneau. The Term Loan requires quarterly principal payments and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of October 25, 2013, we were in compliance with all financial covenants of the Term Loan.

On October 12, 2011, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due in 2021 at a discount of $4.2 million in an offering that was registered under the Securities Act. Interest on the 2021 Notes is paid semi-annually in arrears on October 15 and April 15 of each year, and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.5%.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036. Interest on the 2016 Notes and 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2016 Notes and 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries. The 2016 Notes and 2036 Notes were issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2016 Notes and 2036 Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2016 Notes and 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2016 Notes and 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

Direct borrowings and capital lease obligations consist of the following:

In thousands	October 25, 2013	October 26, 2012
Domestic:
Term Loan due 2016	$412,500	$462,500
6.0% Senior Notes due 2016	248,733	248,360
5.125% Senior Notes due 2021	496,438	496,088
6.625% Senior Notes due 2036	148,493	148,466
Other secured borrowings	1,212	1,637
Foreign:
Capital leases	—	41
Short-term borrowings	8,220	14,849
Total obligations	1,315,596	1,371,941
Less: Amounts due within one year	(58,669)	(65,316)
Long-term obligations	$1,256,927	$1,306,625

The aggregate maturities of debt for credit agreements in place as of October 25, 2013 consisted of the following (in thousands):

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

2014	$58,669
2015	50,474
2016	312,789
2017	248,733
2018	—
Thereafter	644,931

11.	Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which were distributed in connection with our July 12, 2001 emergence from bankruptcy. The last distribution of 1,233,423 shares (2,775,111 shares after January 21, 2005 and December 12, 2005 stock splits) was distributed starting on January 28, 2005, in accordance with the Plan of Reorganization.

On August 28, 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 19, 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During fourth quarter of fiscal 2013, we purchased 4,105,000 shares of common stock for approximately $214.1 million.

Under our prior share repurchase program, management had repurchased 1,890,000 shares of common stock for $93.6 million in September 2008. These shares were held in a brokerage account at Lehman Brothers Inc. (“LBI”), which subsequently filed for liquidation on September 19, 2008. The liquidation of LBI was administered by a court-appointed trustee (“SIPA Trustee”), pursuant to the Securities Investors Protection Act of 1970 and Chapter 7 of the United States Bankruptcy Code. Our claim with respect to the shares in the LBI brokerage account, together with dividends paid on such shares, was allowed by the SIPA Trustee on March 25, 2009. These shares, along with the cash from dividends paid since September 19, 2008 totaling $6.0 million, were returned to us as part of these proceedings on June 13, 2013.

12.	Share-Based Compensation

Our 2007 Stock Incentive Plan (the “Plan”) authorizes the grant of up to 10.0 million shares plus canceled and forfeited awards. The Plan allows for the issuance of non-qualified stock options, incentive stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of October 25, 2013, none of the options granted qualify as incentive stock options under the Internal Revenue Code. We have historically issued new common stock in order to satisfy share-based payment awards and plan to do so to satisfy future awards.

Total share-based compensation expense recognized for fiscal 2013, 2012 and 2011 was $29.0 million, $27.4 million and $25.5 million, respectively. The total share-based compensation expense is reflected in our Consolidated Statement of Cash Flows in operating activities. The corresponding deferred tax asset recognized related to the share-based compensation expense was $8.5 million, $8.0 million and $7.8 million for fiscal 2013, 2012 and 2011, respectively.

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. Stock options vest ratably over three years beginning on the one-year anniversary date, and they expire ten years from the grant date. A summary of stock option activity follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Dollars in millions, except per share data	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of October 29, 2010	2,846,686	$35.09	7.4		$102.1
Options granted	509,500	80.64		$24.20
Options exercised	(1,431,349)	36.84			73.6
Options forfeited or cancelled	(90,489)	41.55
Outstanding as of October 28, 2011	1,834,348	$46.05	7.4		82.8
Options granted	459,500	87.31		27.93
Options exercised	(342,047)	28.16			18.9
Options forfeited or cancelled	(57,956)	69.66
Outstanding as of October 26, 2012	1,893,845	$58.28	7.1		26.3
Options granted	655,600	57.03		15.49
Options exercised	(160,276)	26.64			5.6
Options forfeited or cancelled	(144,094)	73.06
Outstanding as of October 25, 2013	2,245,075	$59.28	6.8		18.7
Exercisable as of October 25, 2013	1,255,551	$52.67	5.4		17.6

The fair value of the option awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis. The weighted-average assumptions are as follows:

	2013	2012	2011
Risk free interest rate	0.34%	0.40%	0.77%
Expected volatility	42.76%	44.92%	41.07%
Expected life in years	3.1	3.7	3.8
Dividend yield	1.27%	0.90%	0.90%

The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected volatility is based on a weighted average of historical and implied volatility of our common stock. The expected life is based on historical exercise and cancellation behavior and the projected exercises and cancellations of outstanding stock options. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of our common stock.

As of October 25, 2013, there was $9.3 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

We grant restricted stock units to certain employees and to all non-employee members of our Board of Directors. The fair value of our restricted stock units is determined based on the closing price of our stock on the date of grant and is recognized as expense on a straight line basis.

Restricted stock units granted to employees vest over a five-year period with one-third vesting on the third, fourth, and fifth anniversaries of the grant date. These restricted stock units provide a number of shares of common stock equal to the number of vested units. These shares are delivered to the employee as the restricted stock units vest.

Restricted stock units granted to non-employee members of our Board of Directors vest one year from the grant date. These restricted stock units provide a number of shares of common stock equal to the number of vested units. The date the common stock is delivered to an individual director depends on the number of restricted stock units that the director has accumulated from prior grants. If a director has not yet accumulated 10,000 restricted stock units, the common stock will be delivered to the director one year after the

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

ir service on the Board of Directors terminates. If a director has accumulated 10,000 restricted stock units, the common stock is either delivered on the vest date or will be deferred at the discretion of the director. Specific deferral elections are required to be completed prior to each grant.

Dividends accrue on all restricted stock units and vest consistent with the underlying award. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock as of the change in control date.

A summary of restricted stock unit activity follows:

Dollars in millions, except per share data	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of October 29, 2010	681,501	$35.03
Units granted	295,606	81.95
Units earned from dividends	7,137	85.63
Units settled	(34,450)	48.63	$2.8
Units deferred	(16,031)	52.85	1.3
Units forfeited	(65,789)	64.62
Outstanding as of October 28, 2011	867,974	48.32
Units granted	325,588	79.08
Units earned from dividends	10,520	66.04
Units settled	(112,744)	33.42	9.1
Units deferred	(25,252)	34.87	2.2
Units forfeited	(50,139)	52.12
Outstanding as of October 26, 2012	1,015,947	60.16
Units granted	275,753	57.02
Units earned from dividends	13,535	57.36
Units settled	(117,488)	45.78	6.7
Units deferred	(18,230)	33.78	1.0
Units forfeited	(102,601)	70.48
Outstanding as of October 25, 2013	1,066,916	$60.35

As of October 25, 2013 there was $29.9 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.2 years. As of October 25, 2013 the balance of deferred restricted stock units is 86,945 shares.

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

Shares of common stock may be earned by the participants under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2013, 2012 and 2011 performance share award programs, the performance measure for executive officers is average return on equity, and the performance measure for all other participants is average diluted earnings per share for the three year cycle from fiscal 2013 through fiscal 2015, fiscal 2012 through fiscal 2014, and fiscal 2011 through fiscal 2013, respectively. Each performance share represents the right to earn one share of common stock.

Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities, and may be paid out in company stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

performance or target award. The final awards for the fiscal 2011 performance share program amounted to 56,804 shares and the intent and historical practice is to pay out the award entirely in company stock on December 17, 2013.

A summary of performance share activity follows:

Dollars in millions, except per share data	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of October 29, 2010	762,611	$36.57
Shares granted	75,000	80.69
Target adjustment	21,266	87.50
Shares distributed	(158,970)	56.87	$13.7
Shares forfeited	(30,158)	35.20
Outstanding as of October 28, 2011	669,749	38.38
Shares granted	145,100	80.40
Target adjustment	(21,533)	78.69
Shares distributed	(450,855)	21.69	36.9
Shares forfeited	(4,246)	55.17
Outstanding as of October 26, 2012	338,215	75.87
Shares granted	262,750	54.90
Target adjustment	(107,275)	65.20
Shares distributed	(122,006)	50.85	7.6
Shares forfeited	(27,295)	67.57
Outstanding as of October 25, 2013	344,389	$72.72

As of October 25, 2013 there was $9.6 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 1.7 years. As of October 25, 2013 the balance of deferred performance shares is 112,642 shares.

13.	Retiree Benefits

The Company and its subsidiaries have a defined contribution plan (401(k) plan) and defined benefit plans (pension and other postretirement benefit plans). Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment, the recipient’s social security benefit and pension freeze dates. For our qualified and non-qualified pension plans and the postretirement benefit plans, we use the last Friday in October as our measurement date, which coincides with our fiscal year end.

Defined contribution plans

Substantially every U.S. employee of the Company is eligible to participate in the Company's 401(k) plan. Under the terms of the plan, for eligible employees, the Company matches 25% to 50% of participant salary deferral contributions up to the first 6% of the participant’s compensation. In addition, for eligible employees, the Company contributes a defined contribution of 1% to 5% of eligible employee compensation depending on the employee group. The Company also makes contributions for certain foreign government-mandated contribution retirement plans. The total defined contribution expense was $63.2 million, $47.8 million and $30.4 million for fiscal 2013, 2012 and 2011, respectively. The fiscal 2013 and 2012 defined contribution expense included $12.6 million and $5.6 million, respectively, of costs associated with transitioning certain defined benefit plan participants to a defined contribution plan.

Defined benefit plans

We have both U.S. and non-U.S. pension plans. Our funding policy with respect to qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

tax purposes. We also have an unfunded nonqualified supplemental pension plan that is based on credited years of service and compensation during the last years of employment.

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 25, 2013 and October 26, 2012.

Total pension expense for all defined benefit plans is $19.6 million, $46.5 million and $50.3 million for fiscal 2013, 2012 and 2011, respectively.

Other postretirement benefit plans consist of welfare benefits plans. In 1993, our Board of Directors approved a general approach that culminated in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 and extending through 1998, and Company contributions were eliminated as of January 11, 1999 for most employee groups, excluding certain Underground Mining Machinery employees, certain early retirees and specific discontinued operation groups. For certain Underground Mining Machinery employees, based on existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based on age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States include the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	October 25, 2013	October 26, 2012	October 28, 2011	October 25, 2013	October 26, 2012	October 28, 2011
Components of net periodic benefit cost:
Service cost	$3,794	$9,975	$14,438	$7,491	$5,878	$6,099
Interest cost	48,453	52,604	56,268	29,216	29,297	28,715
Expected return on assets	(64,517)	(61,420)	(56,269)	(37,347)	(36,033)	(35,529)
Amortization of:
Prior service cost	610	1,307	1,374	—	—	10,051
Actuarial loss	22,773	20,324	25,179	9,159	13,085	—
Curtailment loss	—	11,491	—	—	—	—
Total net periodic benefit cost	$11,113	$34,281	$40,990	$8,519	$12,227	$9,336

In the second quarter of 2012, a modification was made to the Joy Global Pension Plan freezing benefits for all salaried and non-bargained hourly participants effective May 1, 2012. In addition, in the fourth quarter of 2012, a modification was made to the Joy Global Pension Plan freezing benefits for certain bargained hourly participants effective in 2013. We recorded curtailment charges of $1.1 million and $10.4 million in the second and fourth quarters of fiscal 2012, respectively, in conjunction with the freezes.

The components of the net periodic benefit cost associated with our other postretirement benefit plans, all of which relate to operations in the U.S., are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

	Other Postretirement Benefit Plans
In thousands	October 25, 2013	October 26, 2012	October 28, 2011
Components of net periodic benefit cost:
Service cost	$1,083	$960	$981
Interest cost	1,168	1,371	1,540
Expected return on assets	(427)	(371)	(342)
Amortization of:
Prior service cost	69	52	48
Actuarial gain	(833)	(1,160)	(1,308)
Special termination benefits charge	—	981	—
Total net periodic benefit cost of continuing operations	$1,060	$1,833	$919
In conjunction with the fourth quarter fiscal 2012 modification of the Joy Global Pension Plan, additional postretirement benefits of $1.0 million were recorded as a special termination benefits charge.

For other postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 7.0% for fiscal 2013. The per capita cost of covered health care benefits is assumed to decrease 0.25% per year to an ultimate rate of 5.0%. The effect of one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 25, 2013 by $0.8 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by less than $0.1 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 25, 2013 by $0.7 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by less than $0.1 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans and other postretirement benefit plans are set forth in the following tables. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

Significant assumptions used in determining net periodic benefit cost are as follows (in weighted averages):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate*	3.95%	5.00%	5.60%	4.28%	5.28%	5.24%	3.60%	4.65%	4.85%
Expected return on plan assets**	6.50%	7.00%	7.51%	6.64%	6.93%	7.22%	7.40%	7.50%	8.00%
Rate of compensation increase	—%	4.25%	4.25%	4.23%	4.22%	4.36%	—%	—%	—%

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

The expected rate of return on pension plan assets for the U.S. pension plans is based on the investment policies adopted by our Pension and Investment Committee. We also used the results from a portfolio simulator as input into our decision. The simulator is based on U.S. capital market conditions as of the valuation date and projects returns based on the U.S. pension plans' current asset allocation. The simulation model calculates an expected rate of return for each asset class by forecasting a range of plausible economic conditions. The model starts with the capital market conditions prevailing at the start of the forecast period and trends

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

the rates of return by asset class to its long-term average. A long-term average return is calculated using a blend of historical capital market data and future expectations.

The expected rate of return on non-U.S. pension plans is based on the plan’s current asset allocation policy. An average long-term rate of return is developed for each asset class and the portfolio return represents the weighted average return based on the current asset allocation.

Significant assumptions used in determining benefit obligations are as follows (in weighted averages):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefit Plans
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Discount rate	4.85%	3.95%	4.25%	4.28%	4.25%	3.60%
Rate of compensation increase	—%	—%	4.21%	4.23%	—%	—%

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit plans, together with a summary of the amounts recognized in the Consolidated Balance Sheets are set forth in the following tables:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

	U.S. Pension Plans		Non -U.S. Pension Plans		Other Postretirement Benefit Plans
In thousands	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Change in Benefit Obligations
Net benefit obligations at beginning of year	$1,250,684	$1,108,386	$698,456	$573,608	$34,200	$32,078
Service cost	3,794	9,975	7,491	5,878	1,083	960
Interest cost	48,453	52,604	29,216	29,297	1,168	1,371
Plan participants’ contributions	—	—	1,144	1,164	—	—
Plan amendments	—	7,157	—	—	(580)	813
Actuarial loss (gain)	(115,528)	162,370	6,998	114,815	(1,104)	674
Currency fluctuations	—	—	2,507	2,449	—	—
Curtailments	—	(37,796)	—	—	—	—
Special termination benefits	—	—	—	—	—	981
Gross benefits paid	(55,129)	(52,012)	(33,551)	(28,755)	(3,409)	(2,677)
Net benefit obligations at end of year	$1,132,274	$1,250,684	$712,261	$698,456	$31,358	$34,200

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,027,506	$833,849	$582,492	$513,528	$6,315	$5,370
Actual return on plan assets	(3,552)	104,729	4,005	50,986	1,045	526
Currency fluctuations	—	—	2,617	1,644	—	—
Employer contributions	83,829	140,940	81,883	43,925	4,450	3,096
Plan participants’ contributions	—	—	1,144	1,164	—	—
Gross benefits paid	(55,129)	(52,012)	(33,551)	(28,755)	(3,409)	(2,677)
Fair value of plan assets at end of year	$1,052,654	$1,027,506	$638,590	$582,492	$8,401	$6,315

Funded Status
Net amount recognized at end of year	$(79,620)	$(223,178)	$(73,671)	$(115,964)	$(22,957)	$(27,885)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	(2,755)	(2,620)	(731)	(709)	(2,234)	(2,321)
Non-current liabilities	(76,865)	(220,558)	(72,940)	(115,255)	(20,723)	(25,564)
Net amount recognized at end of year	$(79,620)	$(223,178)	$(73,671)	$(115,964)	$(22,957)	$(27,885)
Accumulated benefit obligation	$1,132,274	$1,250,684	$692,135	$644,125	$—	$—

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Projected benefit obligation	$1,132,274	$1,250,684	$649,395	$655,010
Accumulated benefit obligation	1,132,274	1,250,684	634,509	604,675
Fair value of plan assets	1,052,654	1,027,506	576,016	539,669

Amounts recognized in accumulated other comprehensive loss (income) as of October 25, 2013 consist of:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

	Pension Plans		Other Postretirement Benefit Plans
In thousands	U.S.	Non U.S.
Net actuarial loss (gain)	$388,421	$302,175	$(12,857)
Prior service cost	1,980	—	735
Deferred tax	(94,220)	(50,626)	4,514
Total accumulated other comprehensive loss (income)	$296,181	$251,549	$(7,608)

The estimated amounts that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost during fiscal 2014 are as follows:

	Pension Plans		Other Postretirement Benefit Plans
In thousands	U.S.	Non U.S.
Net actuarial loss (gain)	$13,096	$8,856	$(904)
Prior service cost	531	—	132
	$13,627	$8,856	$(772)

The defined benefit plans have the following target and actual asset allocations in fiscal 2013:

	U.S. Pension Plan		Non-U.S. Pension Plans
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Equity securities	20%	20%	30%	28%
Debt securities	80%	79%	70%	65%
Other	—%	1%	—%	7%
Total	100%	100%	100%	100%

The U.S. plans' assets are invested to maintain funded ratios over the long-term, while managing the risk that funded ratios fall meaningfully below 100%. The Company has for some time been focused on a plan and objective to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. At this time, the plans' portfolio is significantly invested in duration matched fixed income securities.

The Company's objectives with respect to its global pension plans are (1) to acquire suitable assets of appropriate liquidity, which, together with new contributions, will meet the cost of the current and future benefits which the plans provide; (2) to limit the risk of the assets failing to meet the liabilities over the long term; and (3) to minimize the long term costs of the plans by maximizing the correlation with plan liabilities. There is no assurance that these objectives will be met.

The accounting guidance on fair value measurements specifies a fair value hierarchy based on the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 17, Fair Value Measurements, for a discussion of the fair value hierarchy.

Fair values are determined as follows:

•
Equity securities are primarily based on the closing price for identical instruments in active markets or at the bid price for identical instruments in instances in which the security has not traded on the valuation date;

•	Fixed income securities are primarily based on models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds; and

•	Cash and cash equivalents, short-term investments, funds and other investments are based on the carrying amount, which approximates fair value, or on the fund’s net asset value.

The following tables summarize the fair value of our pension and other postretirement benefit plan assets by category as of October 25, 2013 and October 26, 2012:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

In Thousands	October 25, 2013
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S. Pension Plans
Equity securities:
U.S. equities	$146,927	$2,590	$—	$149,517
Non-U.S. equities	54,502	6,829	—	61,331
Fixed income securities:
U.S. government bonds	—	343,215	—	343,215
Non-U.S. government bonds	—	13,939	—	13,939
U.S. corporate bonds	—	368,469	—	368,469
Non-U.S. corporate bonds	—	68,481	—	68,481
U.S. government mortgage backed securities	—	8,286	—	8,286
U.S. non-government backed collateralized mortgage obligations	—	8,498	—	8,498
U.S. asset backed securities	—	23,227	—	23,227
Other plan assets:
Cash and cash equivalents	5,337	—	—	5,337
Short term bills and notes	—	2,600	—	2,600
Other investments	432	(678)	—	(246)
Total U.S. Pension Plans assets	$207,198	$845,456	$—	$1,052,654

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$42,940	$—	$228	$43,168
Non-U.S. equities	138,322	—	30	138,352
Fixed income securities:
Non-U.S. government bonds	—	105,583	—	105,583
U.S. corporate bonds	—	21,992	—	21,992
Non-U.S. corporate bonds	—	191,526	—	191,526
Non-U.S. asset backed securities	—	1,141	—	1,141
Non-U.S. annuity insurance products	—	94,315	—	94,315
Other plan assets:
Cash and cash equivalents	46,407	—	—	46,407
Other investments	—	(3,894)	—	(3,894)
Total Non-U.S. Pension Plans assets	$227,669	$410,663	$258	$638,590

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$4,461	$—	$—	$4,461
Non-U.S. equities	1,101	—	—	1,101
Fixed income securities:
U.S. corporate bonds	—	2,769	—	2,769
Other plan assets:
Cash and cash equivalents	70	—	—	70
Total Other Postretirement Benefit Plans	$5,632	$2,769	$—	$8,401

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

In Thousands	October 26, 2012
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S. Pension Plans
Equity securities:
U.S. equities	$158,095	$—	$—	$158,095
Non-U.S. equities	62,918	—	—	62,918
Fixed income securities:
U.S. government bonds	—	347,981	—	347,981
Non-U.S. government bonds	—	7,450	—	7,450
U.S. corporate bonds	—	360,638	3,340	363,978
Non-U.S. corporate bonds	—	64,819	—	64,819
Other plan assets:
Cash and cash equivalents	22,412	—	—	22,412
Other investments	—	(147)	—	(147)
Total U.S. Pension Plans assets	$243,425	$780,741	$3,340	$1,027,506

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$2,806	$—	$—	$2,806
Non-U.S. equities	6,705	—	—	6,705
Fixed income securities:
Non-U.S. government bonds	—	219,877	—	219,877
U.S. corporate bonds	—	—	216	216
Non-U.S. corporate bonds	—	2,495	181,821	184,316
Other fixed income securities	—	—	—	—
Other plan assets:
Cash and cash equivalents	6,542	—	—	6,542
Hedge fund	—	—	3,598	3,598
Insurance linked fund	—	—	8,885	8,885
Multi-asset fund	—	—	149,831	149,831
Other investments	—	(284)	—	(284)
Total Non-U.S. Pension Plans assets	$16,053	$222,088	$344,351	$582,492

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$3,096	$—	$—	$3,096
Non-U.S. equities	682	—	—	682
Fixed income securities:
U.S. corporate bonds	—	2,397	—	2,397
Other plan assets:
Cash and cash equivalents	140	—	—	140
Total Other Postretirement Benefit Plans	$3,918	$2,397	$—	$6,315

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the years ended October 25, 2013 and October 26, 2012:

In Thousands
	Equities	Fixed Income	Other
U.S. Pension Plans
Balance as of October 28, 2011	$—	$—	$1,283
Unrealized gains	—	—	841
Realized losses	—	—	(840)
Sales	—	—	(1,284)
Purchases	—	3,340	—
Transfers in and/or (out) of Level 3	—	—	—
Balance as of October 26, 2012	$—	$3,340	$—
Unrealized losses	—	(478)	—
Realized losses	—	—	—
Sales	—	(181)	—
Purchases	—	—	—
Transfers in and/or (out) of Level 3	—	(2,681)	—
Balance as of October 25, 2013	$—	$—	$—

Non-U.S. Pension Plans
Balance as of October 28, 2011	$65,743	$222,420	$—
Unrealized (losses) gains	(15,552)	(12,945)	60,979
Realized gains	14,401	40,969	214
Sales	(59,191)	(200,796)	(3,952)
Purchases	—	132,147	99,672
Transfers (out) and/or in of Level 3	(5,401)	242	5,401
Balance as of October 26, 2012	$—	$182,037	$162,314
Unrealized gains (losses)	(22)	(18,932)	(8,305)
Realized gains	—	28,133	21,704
Sales	—	(194,799)	(175,896)
Purchases	280	3,561	1,709
Transfers in and/or (out) of Level 3	—	—	(1,526)
Balance as of October 25, 2013	$258	$—	$—

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

The following pension and other postretirement benefit payments (which include expected future service) are expected to be paid in each of the following years:

	Pension Plan Payments		Other Postretirement Benefit Plan Payments
In thousands	U.S.	Non-U.S.	Prior to Medicare Part D	After Medicare Part D	Impact of Medicare Part D
2014	$62,658	$24,059	$3,842	$3,739	$103
2015	62,891	24,774	3,416	3,318	98
2016	65,201	25,504	3,382	3,291	91
2017	67,767	26,225	3,374	3,290	84
2018	70,307	27,012	2,995	2,919	76
2019 - 2023	459,716	147,273	12,340	12,077	263

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. This Act introduced a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We currently sponsor two retiree welfare benefits plans that provide prescription drug benefits to our U.S. retirees.

For fiscal 2014, we expect contributions to our employee pension plans not to exceed $50.0 million.

14.	Derivatives

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

Each derivative is designated as either a cash flow hedge, a fair value hedge or an undesignated instrument. All derivatives are recorded at fair value on the Consolidated Balance Sheets under the heading Other current assets or under the heading Other accrued liabilities, as appropriate. Cash flows from fair value and cash flow hedges are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows. Cash flows from undesignated derivative instruments are included in operating activities on the Consolidated Statements of Cash Flows.

For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by January 2015. Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statements of Income as a gain of $0.9 million and $3.0 million for the years ended October 25, 2013 and October 26, 2012, respectively.

For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Consolidated Statements of Income under the heading Cost of sales. For the years ended October 25, 2013 and October 26, 2012, we recorded a loss of $0.8 million and $3.0 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.

For derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Consolidated Statements of Income under the heading Cost of sales. For the years ended October 25, 2013 and October 26, 2012, we recorded a gain of less than $0.1 million and a loss of $3.1 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.

The following table summarizes the effect of cash flow hedges on the Consolidated Statements of Income:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

(in thousands)	Effective Portion
	Amount of Gain/ (Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Year Ended October 25, 2013	$5,504	Cost of sales	$(6,151)
		Sales	364
Year Ended October 26, 2012	$5,558	Cost of sales	$(1,374)
		Sales	460

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $47.9 million, $43.5 million, and $33.6 million for fiscal 2013, 2012 and 2011, respectively.

As of October 25, 2013, the future payments for all operating leases with remaining lease terms in excess of one year, excluding maintenance, taxes and insurance, were as follows:

In millions
2014	$34.9
2015	26.6
2016	20.2
2017	14.0
2018	10.8
Thereafter	18.0
Total	$124.5

16.	Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

In thousands, except share amounts	October 25, 2013	October 26, 2012	October 28, 2011
Numerator:
Income from continuing operations available to common shareholders	$533,938	$767,081	$631,002
Loss from discontinued operations available to common shareholders	(225)	(5,060)	(21,346)
Net income available to common shareholders	$533,713	$762,021	$609,656
Denominator:
Weighted average shares outstanding	106,070	105,862	104,916
Dilutive effect of stock options, performance shares and restricted stock units	926	1,027	1,621
Weighted average shares outstanding assuming dilution	106,996	106,889	106,537
Basic earnings (loss) per share:
Continuing operations	$5.03	$7.25	$6.01
Discontinued operations	—	(0.05)	(0.20)
Net income	$5.03	$7.20	$5.81
Diluted earnings (loss) per share:
Continuing operations	$4.99	$7.18	$5.92
Discontinued operations	—	(0.05)	(0.20)
Net income	$4.99	$7.13	$5.72

Options to purchase a weighted average of 1.4 million, 0.8 million and 0.4 million shares were excluded from the calculations of diluted earnings per share for fiscal 2013, 2012 and 2011, respectively, as the effect would have been antidilutive.

17.	Fair Value Measurements

GAAP establishes a three level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of October 25, 2013 and October 26, 2012. As of October 25, 2013 and October 26, 2012 we did not have any Level 3 assets or liabilities.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Fair Value Measurements as of October 25, 2013
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$29,221	$29,221	$29,221	$—
Other Current Assets
Derivatives	$9,593	$9,593	$—	$9,593
Other Accrued Liabilities
Derivatives	$6,608	$6,608	$—	$6,608
Long-term Obligations Including Amounts due within One Year
Term Loan due 2016	$412,500	$432,952	$—	$432,952
6.0 % Senior Notes due 2016	$248,733	$280,425	$—	$280,425
5.125% Senior Notes due 2021	$496,438	$531,400	$—	$531,400
6.625% Senior Notes due 2036	$148,493	$165,600	$—	$165,600

Fair Value Measurements as of October 26, 2012
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$49,513	$49,513	$49,513	$—
Other Current Assets
Derivatives	$16,780	$16,780	$—	$16,780
Other Accrued Liabilities
Derivatives	$7,095	$7,095	$—	$7,095
Long-term Obligations Including Amounts due within One Year
Term Loan due 2016	$462,500	$458,954	$—	$458,954
6.0 % Senior Notes due 2016	$248,360	$285,500	$—	$285,500
5.125% Senior Notes due 2021	$496,088	$552,150	$—	$552,150
6.625% Senior Notes due 2036	$148,466	$175,605	$—	$175,605

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

18.	Commitments, Contingencies and Off-Balance-Sheet Risks

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 2,900 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters. In addition, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

As of October 25, 2013, we were contingently liable to banks, financial institutions and others for approximately $210.7 million for outstanding standby letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $210.7 million, approximately $11.3 million relates to surety bonds and $4.2 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

19.	Segment Information

We operate in two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment. Eliminations consist of the surface applications of crushing and conveying included in both operating segments. On June 22, 2011, we acquired LeTourneau. LeTourneau historically operated in three business segments: mining equipment, steel products and drilling products. The results of operations for LeTourneau’s mining equipment and steel products have been included in the Surface Mining Equipment segment since June 22, 2011. The drilling products segment was sold on October 24, 2011, and the results of operations for the drilling products segment have been classified as discontinued operations. On December 29, 2011, we acquired control of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. The results of operations for IMM have been included in the Underground Mining Machinery segment since December 29, 2011.

Operating income (loss) of segments does not include interest income and expense, reorganization items, corporate administration expenses and the provision for income taxes. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of cash and cash equivalents, property, plant and equipment and deferred financing costs. The accounting policies of the segments are the same as those described in Note 2, Significant Accounting Policies.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

In thousands	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
Year Ended October 25, 2013
Net sales	$2,691,039	$2,494,678	$—	$(173,020)	$5,012,697
Operating income (loss)	$367,233	$525,314	$(25,652)	$(45,234)	$821,661
Interest income	—	—	8,781	—	8,781
Interest expense	—	—	(66,285)	—	(66,285)
Income (loss) from continuing operations before income taxes	$367,233	$525,314	$(83,156)	$(45,234)	$764,157
Depreciation and amortization	$60,042	$50,512	$2,965	$—	$113,519
Capital expenditures	$73,286	$71,643	$8,489	$—	$153,418
Total assets	$3,676,120	$1,917,717	$195,745	$—	$5,789,582

Year Ended October 26, 2012
Net sales	$3,107,488	$2,737,488	$—	$(184,087)	$5,660,889
Operating income (loss)	$671,797	$592,687	$(51,079)	$(40,846)	$1,172,559
Interest income	—	—	5,831	—	5,831
Interest expense	—	—	(73,259)	—	(73,259)
Income (loss) from continuing operations before income taxes	$671,797	$592,687	$(118,507)	$(40,846)	$1,105,131
Depreciation and amortization	$90,339	$59,887	$2,614	$—	$152,840
Capital expenditures	$129,928	$109,325	$2,274	$—	$241,527
Total assets	$3,881,583	$2,158,405	$102,515	$—	$6,142,503

Year Ended October 28, 2011
Net sales	$2,576,625	$1,959,353	$—	$(132,072)	$4,403,906
Operating income (loss)	$595,262	$422,472	$(65,693)	$(31,862)	$920,179
Interest Income	—	—	13,869	—	13,869
Interest expense	—	—	(38,180)	—	(38,180)
Reorganization items	—	—	(35)	—	(35)
Income before income taxes	$595,262	$422,472	$(90,039)	$(31,862)	$895,833
Depreciation and amortization	$40,537	$38,339	$234	$—	$79,110
Capital expenditures	$50,701	$59,022	$800	$—	$110,523
Total assets	$2,022,553	$1,936,246	$1,467,555	$—	$5,426,354

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Geographical Information

In thousands	Total Sales	Interarea Sales	Sales to Unaffiliated Customers	Operating Income (Loss)	Long Lived Assets
Year Ended October 25, 2013
United States	$2,801,138	$(840,823)	$1,960,315	$345,862	$493,379
Europe	725,835	(439,274)	286,561	62,480	65,739
Australia	963,842	(24,375)	939,467	154,518	116,563
Other Foreign Locations	1,948,886	(122,532)	1,826,354	329,687	412,493
Interarea Eliminations	(1,427,004)	1,427,004	—	(45,234)	—
	$5,012,697	$—	$5,012,697	$847,313	$1,088,174
Year Ended October 26, 2012
United States	$3,238,196	$(940,980)	$2,297,216	$586,808	$411,734
Europe	684,704	(281,797)	402,907	83,887	50,837
Australia	1,088,654	(26,887)	1,061,767	181,914	74,484
Other Foreign Locations	2,001,149	(102,150)	1,898,999	411,875	382,931
Interarea Eliminations	(1,351,814)	1,351,814	—	(40,846)	—
	$5,660,889	$—	$5,660,889	$1,223,638	$919,986
Year Ended October 28, 2011
United States	$2,815,722	$(804,206)	$2,011,516	$589,837	$332,892
Europe	515,817	(190,188)	325,629	74,085	42,470
Australia	727,598	(23,282)	704,316	121,883	46,038
Other Foreign Locations	1,425,999	(63,554)	1,362,445	311,901	159,894
Interarea Eliminations	(1,081,230)	1,081,230	—	(111,834)	—
	$4,403,906	$—	$4,403,906	$985,872	$581,294

Product Information

In thousands	October 25, 2013	October 26, 2012	October 28, 2011
Original equipment	$2,254,400	$2,709,944	$1,785,380
Aftermarket	2,758,297	2,950,945	2,618,526
Total revenues	$5,012,697	$5,660,889	$4,403,906

20.	Subsidiary Guarantors

The following tables present condensed consolidated financial information of continuing operations for fiscal 2013, 2012 and 2011 for: (a) the Company; (b) on a combined basis, the guarantors of the Term Loan and of the 2016 Senior Notes and 2036 Senior Notes issued in November 2006, which include the significant domestic operations of Joy Global Underground Mining LLC (formerly known as Joy Technologies LLC), Joy Global Surface Mining Inc. (formerly known as P&H Mining Equipment Inc.), N.E.S. Investment Co., Joy Global Conveyors Inc. (formerly known as Continental Crushing & Conveying Inc.), Joy Global Longview Operations LLC (formerly known as LeTourneau Technologies LLC) and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidated Statement of Income Fiscal Year Ended October 25, 2013 (in thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,756,869	$3,691,072	$(1,435,244)	$5,012,697
Cost of sales	—	1,930,332	2,644,416	(1,185,264)	3,389,484
Product development, selling and administrative expenses	53,051	307,113	319,837	—	680,001
Intangible asset impairment charge	—	100,400	54,800	—	155,200
Other (income) and expense	(15,000)	34,267	(52,916)	—	(33,649)
Operating income (loss)	(38,051)	384,757	724,935	(249,980)	821,661
Intercompany items	114,784	(79,519)	(151,571)	116,306	—
Interest (expense) income, net	(64,665)	3,266	3,895	—	(57,504)
Income from continuing operations before income taxes and equity	12,068	308,504	577,259	(133,674)	764,157
Provision (benefit) for income taxes	(50,908)	207,825	73,302	—	230,219
Equity in income of subsidiaries	470,962	397,610	—	(868,572)	—
Income from continuing operations	$533,938	$498,289	$503,957	$(1,002,246)	$533,938

Condensed Consolidated Statement of Income Year Ended October 26, 2012 (in thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,322,522	$3,805,096	$(1,466,729)	$5,660,889
Cost of sales	—	2,285,279	2,694,336	(1,195,813)	3,783,802
Product development, selling and administrative expenses	69,012	335,205	332,559	—	736,776
Other (income) and expense	—	26,896	(59,144)	—	(32,248)
Operating income (loss)	(69,012)	675,142	837,345	(270,916)	1,172,559
Intercompany items	66,366	(53,331)	(113,029)	99,994	—
Interest (expense) income, net	(52,244)	834	(16,018)	—	(67,428)
Income (loss) from continuing operations before income taxes and equity	(54,890)	622,645	708,298	(170,922)	1,105,131
Provision (benefit) for income taxes	(65,450)	309,207	94,113	—	337,870
Equity in income of subsidiaries	756,701	388,709	—	(1,145,410)	—
Income from continuing operations	$767,261	$702,147	$614,185	$(1,316,332)	$767,261
Income from continuing operations attributable to non-controlling interest	(180)	—	(180)	180	(180)
Income from continuing operations attributable to Joy Global Inc.	$767,081	$702,147	$614,005	$(1,316,152)	$767,081

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidated Statement of Income Year Ended October 28, 2011 (in thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,782,132	$2,718,355	$(1,096,581)	$4,403,906
Cost of sales	—	1,861,215	1,886,857	(850,467)	2,897,605
Product development, selling and administrative expenses	65,239	290,044	246,727	—	602,010
Other (income) and expense	—	19,038	(34,748)	(178)	(15,888)
Operating income (loss)	(65,239)	611,835	619,519	(245,936)	920,179
Intercompany items	46,179	(37,107)	(123,156)	114,084	—
Interest (expense) income, net	(35,487)	2,285	8,891	—	(24,311)
Reorganization items	(35)	—	—	—	(35)
Income (loss) from operations before income taxes and equity	(54,582)	577,013	505,254	(131,852)	895,833
Provision (benefit) for income taxes	(66,365)	240,118	91,078	—	264,831
Equity in income of subsidiaries	619,219	140,514	—	(759,733)	—
Income from continuing operations	$631,002	$477,409	$414,176	$(891,585)	$631,002

Condensed Consolidating Balance Sheet As of October 25, 2013 (in thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$191,693	$904,591	$1,862,376	$(136,216)	$2,822,444
Property, plant and equipment, net	18,081	375,026	519,535	—	912,642
Goodwill and other intangible assets, net	—	701,399	1,110,932	—	1,812,331
Other assets	4,119,523	2,065,239	4,059,130	(10,001,727)	242,165
Total assets	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$87,190	$459,333	$832,621	$(18,554)	$1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other liabilities	(9,312)	8,693	164,510	—	163,891
Shareholders’ equity	2,858,369	3,571,781	6,547,608	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidating Balance Sheet As of October 26, 2012 (In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$97,443	$1,145,051	$2,134,636	$(221,053)	$3,156,077
Property, plant and equipment, net	12,515	378,274	442,073	—	832,862
Goodwill and other intangible assets, net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,528,849	1,803,046	(8,328,673)	181,982
Total assets	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$106,207	$750,884	$1,005,205	$(81,479)	$1,780,817
Long-term obligations	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other liabilities	(22,401)	10,205	154,255	—	142,059
Shareholders’ equity	2,577,189	4,101,719	4,366,528	(8,468,247)	2,577,189
Total liabilities and shareholders’ equity	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503

Condensed Consolidating Statement of Cash Flows Year Ended October 25, 2013 (in thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$457,171	$58,565	$122,802	$638,538
Net cash used by operating activities of discontinued operations	—	(1,688)	—	(1,688)
Net cash provided by operating activities	457,171	56,877	122,802	636,850
Investing Activities:
Property, plant and equipment acquired	(8,489)	(43,830)	(101,099)	(153,418)
Other investing activities	(112)	1,111	2,444	3,443
Net cash used by investing activities	(8,601)	(42,719)	(98,655)	(149,975)
Financing Activities:
Dividends paid	(74,325)	—	—	(74,325)
Treasury stock purchased	(214,106)	—	—	(214,106)
Other financing activities	(40,697)	(425)	(6,949)	(48,071)
Net cash used by financing activities	(329,128)	(425)	(6,949)	(336,502)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,537)	(8,537)
Increase in cash and cash equivalents	119,442	13,733	8,661	141,836
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$122,901	$20,361	$262,447	$405,709

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidating Statement of Cash Flows Year Ended October 26, 2012 (in thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$145,654	$177,098	$141,163	$463,915
Net cash used by operating activities of discontinued operations	—	(21,054)	—	(21,054)
Net cash provided by operating activities	145,654	156,044	141,163	442,861
Investing Activities:
Acquisition of businesses, net of cash acquired	(1,028,829)	—	72,912	(955,917)
Property, plant and equipment acquired	(2,274)	(113,735)	(125,518)	(241,527)
Working capital adjustment from sale of LeTourneau Technologies Drilling Systems, Inc.	—	(56,270)	—	(56,270)
Withdrawals of cash held in escrow	866,000	—	—	866,000
Other investing activities	(155)	4,841	4,699	9,385
Net cash used by investing activities	(165,258)	(165,164)	(47,907)	(378,329)
Financing Activities:
Dividends paid	(73,961)	—	—	(73,961)
Borrowings under term loans	250,000	—	—	250,000
Repayments of term loans	(281,250)	—	—	(281,250)
Other financing activities	28,093	(404)	(4,087)	23,602
Net cash used by financing activities	(77,118)	(404)	(4,087)	(81,609)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7,371)	(7,371)
(Decrease) increase in cash and cash equivalents	(96,722)	(9,524)	81,798	(24,448)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$3,459	$6,628	$253,786	$263,873

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidating Statement of Cash Flows Year Ended October 28, 2011 (in thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities of continuing operations	$982,185	$(318,788)	$(163,671)	$499,726
Net cash provided by operating activities of discontinued operations	—	4,967	—	4,967
Net cash provided (used) by operating activities	982,185	(313,821)	(163,671)	504,693
Investing Activities:
Acquisition of businesses, net of cash acquired	(1,048,908)	—	—	(1,048,908)
Property, plant and equipment acquired	(800)	(64,803)	(44,920)	(110,523)
Proceeds from sale of LeTourneau Technologies Drilling Systems, Inc.	—	375,000	—	375,000
Equity investment in IMM shares	(376,724)	—	—	(376,724)
Deposits of cash held in escrow	(866,000)	—	—	(866,000)
Other investing activities	(373)	1,473	4,178	5,278
Net cash (used) provided by investing activities	(2,292,805)	311,670	(40,742)	(2,021,877)
Financing Activities:
Common stock issued	53,341	—	—	53,341
Dividends paid	(73,262)	—	—	(73,262)
Issuance of senior notes	495,755	—	—	495,755
Borrowings under term loans	500,000	—	—	500,000
Other financing activities	(4,328)	2,041	3,169	882
Net cash provided by financing activities	971,506	2,041	3,169	976,716
Effect of exchange rate changes on cash and cash equivalents	—	—	13,208	13,208
(Decrease) increase in cash and cash equivalents	(339,114)	(110)	(188,036)	(527,260)
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581
Cash and cash equivalents at end of period	$100,181	$16,152	$171,988	$288,321

21.	Supplemental Subsidiary Guarantors

The following tables present condensed consolidated financial information of continuing operations for fiscal 2013, 2012 and 2011 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC (formerly known as Joy Technologies LLC), Joy Global Surface Mining Inc. (formerly known as P&H Mining Equipment Inc.), N.E.S. Investment Co., Joy Global Conveyors Inc. (formerly known as Continental Crushing & Conveying Inc.) and Joy Global Longview Operations LLC (formerly known as LeTourneau Technologies LLC) (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries ("Supplemental Non-Guarantor Subsidiaries”).

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidated Statement of Income Fiscal Year Ended October 25, 2013 (in thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,745,565	$3,702,376	$(1,435,244)	$5,012,697
Cost of sales	—	1,915,612	2,659,136	(1,185,264)	3,389,484
Product development, selling and administrative expenses	53,051	306,249	320,701	—	680,001
Intangible asset impairment charges	—	100,400	54,800	—	155,200
Other (income) and expense	(15,000)	34,101	(52,750)	—	(33,649)
Operating income (loss)	(38,051)	389,203	720,489	(249,980)	821,661
Intercompany items	114,784	(79,519)	(151,571)	116,306	—
Interest (expense) income, net	(64,665)	3,225	3,936	—	(57,504)
Income from continuing operations before income taxes and equity	12,068	312,909	572,854	(133,674)	764,157
Provision (benefit) for income taxes	(50,908)	207,181	73,946	—	230,219
Equity in income of subsidiaries	470,962	397,610	—	(868,572)	—
Income from continuing operations	533,938	503,338	498,908	(1,002,246)	533,938

Condensed Consolidated Statement of Income Fiscal Year Ended October 26, 2012 (in thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,275,658	$3,851,960	$(1,466,729)	$5,660,889
Cost of sales	—	2,249,895	2,729,720	(1,195,813)	3,783,802
Product development, selling and administrative expenses	69,012	328,486	339,278	—	736,776
Other (income) and expense	—	26,730	(58,978)	—	(32,248)
Operating income (loss)	(69,012)	670,547	841,940	(270,916)	1,172,559
Intercompany items	66,366	(53,331)	(113,029)	99,994	—
Interest (expense) income, net	(52,244)	892	(16,076)	—	(67,428)
Income (loss) from continuing operations before income taxes and equity	(54,890)	618,108	712,835	(170,922)	1,105,131
Provision (benefit) for income taxes	(65,450)	309,207	94,113	—	337,870
Equity in income of subsidiaries	756,701	393,246	—	(1,149,947)	—
Income from continuing operations	767,261	702,147	618,722	(1,320,869)	767,261
Income from continuing operations attributable to non-controlling interest	(180)	—	(180)	180	(180)
Income from continuing operations attributable to Joy Global Inc.	$767,081	$702,147	$618,542	$(1,320,689)	$767,081

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidated Statement of Income Fiscal Year Ended October 28, 2011 (in thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,761,635	$2,738,852	$(1,096,581)	$4,403,906
Cost of sales	—	1,847,957	1,900,115	(850,467)	2,897,605
Product development, selling and administrative expenses	65,239	286,328	250,443	—	602,010
Other (income) and expense	—	19,007	(34,717)	(178)	(15,888)
Operating income (loss)	(65,239)	608,343	623,011	(245,936)	920,179
Intercompany items	46,179	(37,107)	(123,156)	114,084	—
Interest (expense) income, net	(35,487)	2,248	8,928	—	(24,311)
Reorganization items	(35)	—	—	—	(35)
Income (loss) from continuing operations before income taxes and equity	(54,582)	573,484	508,783	(131,852)	895,833
Provision (benefit) for income taxes	(66,365)	240,107	91,089	—	264,831
Equity in income of subsidiaries	619,219	140,514	—	(759,733)	—
Income from continuing operations	$631,002	$473,891	$417,694	$(891,585)	$631,002

Condensed Consolidating Balance Sheet As of October 25, 2013 (in thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$191,693	$895,984	$1,870,983	$(136,216)	$2,822,444
Property, plant and equipment, net	18,081	373,235	521,326	—	912,642
Goodwill and other intangible assets, net	—	701,399	1,110,932	—	1,812,331
Other assets	4,119,523	2,070,239	4,054,130	(10,001,727)	242,165
Total assets	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$87,190	$458,687	$833,267	$(18,554)	$1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other liabilities	(9,312)	8,693	164,510	—	163,891
Shareholders’ equity	2,858,369	3,567,029	6,552,360	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidating Balance Sheet As of October 26, 2012 (in thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$97,443	$1,129,867	$2,149,820	$(221,053)	$3,156,077
Property, plant and equipment, net	12,515	374,324	446,023	—	832,862
Goodwill and other intangible assets, net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,517,019	1,814,876	(8,328,673)	181,982
Total assets	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$106,207	$748,369	$1,007,720	$(81,479)	$1,780,817
Long-term obligations	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other liabilities	(22,401)	10,205	154,255	—	142,059
Shareholders’ equity	2,577,189	4,073,270	4,394,977	(8,468,247)	2,577,189
Total liabilities and shareholders’ equity	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503

Condensed Consolidating Statement of Cash Flows Year Ended October 25, 2013 (in thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$457,171	$59,845	$121,522	$638,538
Net cash used by operating activities of discontinued operations	—	(1,688)	—	(1,688)
Net cash provided by operating activities	457,171	58,157	121,522	636,850
Investing Activities:
Property, plant and equipment acquired	(8,489)	(43,789)	(101,140)	(153,418)
Other investing activities	(112)	1,111	2,444	3,443
Net cash used by investing activities	(8,601)	(42,678)	(98,696)	(149,975)
Financing Activities:
Dividends paid	(74,325)	—	—	(74,325)
Treasury stock purchased	(214,106)	—	—	(214,106)
Other financing activities	(40,697)	(425)	(6,949)	(48,071)
Net cash used by financing activities	(329,128)	(425)	(6,949)	(336,502)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,537)	(8,537)
Increase in cash and cash equivalents	119,442	15,054	7,340	141,836
Cash and cash equivalents at beginning of period	3,459	5,307	255,107	263,873
Cash and cash equivalents at end of period	$122,901	$20,361	$262,447	$405,709

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidating Statement of Cash Flows Year Ended October 26, 2012 (in thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$145,654	$178,700	$139,561	$463,915
Net cash used by operating activities of discontinued operations	—	(21,054)	—	(21,054)
Net cash provided by operating activities	145,654	157,646	139,561	442,861
Investing Activities:
Acquisition of businesses, net of cash acquired	(1,028,829)	—	72,912	(955,917)
Property, plant and equipment acquired	(2,274)	(113,650)	(125,603)	(241,527)
Working capital adjustment from sale of LeTourneau Technologies Drilling Systems, Inc.	—	(56,270)	—	(56,270)
Withdrawals of cash held in escrow	866,000	—	—	866,000
Other investing activities	(155)	1,833	7,707	9,385
Net cash used by investing activities	(165,258)	(168,087)	(44,984)	(378,329)
Financing Activities:
Dividends paid	(73,961)	—	—	(73,961)
Borrowings under term loans	250,000	—	—	250,000
Repayments of term loans	(281,250)	—	—	(281,250)
Other financing activities	28,093	(404)	(4,087)	23,602
Net cash used by financing activities	(77,118)	(404)	(4,087)	(81,609)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7,371)	(7,371)
(Decrease) increase in cash and cash equivalents	(96,722)	(10,845)	83,119	(24,448)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$3,459	$5,307	$255,107	$263,873

Joy Global Inc.
Notes to Consolidated Financial Statements
October 25, 2013

Condensed Consolidating Statement of Cash Flows Year Ended October 28, 2011 (in thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities of continuing operations	$982,185	$(319,102)	$(163,357)	$499,726
Net cash provided by operating activities of discontinued operations	—	4,967	—	4,967
Net cash provided (used) by operating activities	982,185	(314,135)	(163,357)	504,693
Investing Activities:
Acquisition of businesses, net of cash acquired	(1,048,908)	—	—	(1,048,908)
Property, plant and equipment acquired	(800)	(64,489)	(45,234)	(110,523)
Proceeds from sale of LeTourneau Technologies Drilling Systems, Inc.	—	375,000	—	375,000
Equity investment in IMM shares	(376,724)	—	—	(376,724)
Deposits of cash held in escrow	(866,000)	—	—	(866,000)
Other investing activities	(373)	1,473	4,178	5,278
Net cash (used) provided by investing activities	(2,292,805)	311,984	(41,056)	(2,021,877)
Financing Activities:
Common stock issued	53,341	—	—	53,341
Dividends paid	(73,262)	—	—	(73,262)
Issuance of senior notes	495,755	—	—	495,755
Borrowings under term loans	500,000	—	—	500,000
Other financing activities	(4,328)	2,041	3,169	882
Net cash provided by financing activities	971,506	2,041	3,169	976,716
Effect of exchange rate changes on cash and cash equivalents	—	—	13,208	13,208
(Decrease) increase in cash and cash equivalents	(339,114)	(110)	(188,036)	(527,260)
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581
Cash and cash equivalents at end of period	$100,181	$16,152	$171,988	$288,321

22.	Subsequent Events

On November 18, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on December 18, 2013 to all shareholders of record at the close of business on December 4, 2013.

JOY GLOBAL INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Additions Charged to Expense	Deductions (1)	Currency Translation Effects	Acquisitions / Discontinued Operations (2)	Balance at End of Year
Allowance Deducted from Accounts Receivable in Consolidated Balance Sheets:
Fiscal 2013	$119,141	$2,658	$(7,278)	(249)	$(30,083)	$84,189
Fiscal 2012	$9,549	$9,542	$(5,493)	(23)	$105,566	$119,141
Fiscal 2011	$9,881	$2,766	$(3,376)	$131	$147	$9,549

(1)	Represents write-off of bad debts, net of recoveries.

(2)	Fiscal 2013 has been adjusted to reflect the finalization of IMM's purchase accounting and the reclassification of a portion of IMM's allowance from short-term to long-term.

	Balance at Beginning of Year	Allocated to Tax Expense	Reclass to Long Term Deferred Tax Assets	Balance at End of Year
Allowance Deducted from Deferred Tax Assets in Consolidated Balance Sheets:
Fiscal 2013	$122,635	$10,716	$(2,786)	130,565
Fiscal 2012	$123,052	$(2,739)	$2,322	122,635
Fiscal 2011	$123,512	$995	$(1,455)	$123,052

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on December 13, 2013.

JOY GLOBAL INC.
(Registrant)

/s/ Michael W. Sutherlin

Michael W. Sutherlin
President and Chief Executive Officer
Each person whose signature appears below hereby appoints Michael W. Sutherlin, Edward L. Doheny II and Sean D. Major, and each of them severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 2013.

Signature	Title

/s/ Michael W. Sutherlin	President and Chief Executive Officer and Director
Michael W. Sutherlin	(Principal Executive Officer)

/s/ Edward L. Doheny II	Executive Vice President, President and Chief Executive Officer of Underground Mining Machinery and Director
Edward L. Doheny II

/s/ James M. Sullivan	Executive Vice President and Chief Financial Officer
James M. Sullivan	(Principal Financial Officer)

/s/ James E. Agnew	Vice President, Controller and Chief Accounting Officer
James E. Agnew	(Principal Accounting Officer)

/s/ John Nils Hanson	Chairman of the Board of Directors
John Nils Hanson

/s/ Steven L. Gerard	Director
Steven L. Gerard

/s/ John T. Gremp	Director
John T. Gremp

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Richard B. Loynd	Director
Richard B. Loynd

/s/ P. Eric Siegert	Director
P. Eric Siegert

/s/ James H. Tate	Director
James H. Tate
December 13, 2013