Form 10-Q
period 2014-01-31
JOY GLOBAL INC
filed 2014-03-07
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2014
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	February 28, 2014
Common Stock, $1 par value	100,136,334

JOY GLOBAL INC.

FORM 10-Q INDEX
January 31, 2014

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be,” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, risks associated with acquisitions and the risks discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended October 25, 2013 and in other filings that we make with the U.S. Securities and Exchange Commission (the "SEC"). Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Quarter Ended
	January 31, 2014	January 25, 2013
Net sales	$839,312	$1,149,877
Cost of sales	604,178	773,149
Product development, selling and administrative expenses	153,029	157,281
Other income	(3,140)	(1,705)
Operating income	85,245	221,152
Interest income	2,583	1,801
Interest expense	(16,403)	(16,954)
Income from continuing operations before income taxes	71,425	205,999
Provision for income taxes	22,564	63,860
Income from continuing operations	48,861	142,139
Loss from discontinued operations, net of income taxes	—	(2)
Net income	$48,861	$142,137
Basic earnings per share:
Income from continuing operations	$0.48	$1.34
Loss from discontinued operations	—	—
Net income	$0.48	$1.34
Diluted earnings per share:
Income from continuing operations	$0.48	$1.33
Loss from discontinued operations	—	—
Net income	$0.48	$1.33
Dividends per share	$0.175	$0.175
Weighted average shares outstanding:
Basic	101,796	106,242
Diluted	102,667	107,237
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Quarter Ended
	January 31, 2014	January 25, 2013
Net income	$48,861	$142,137
Other comprehensive (loss) income:
Change in unrecognized pension and other postretirement obligations, net of taxes of $1,624 and $2,932	3,804	6,892
Derivative instrument fair market value adjustment, net of taxes (benefits) of $1,023 and ($1,528)	2,510	(3,002)
Foreign currency translation adjustment	(52,772)	(660)
Total other comprehensive (loss) income, net of taxes	(46,458)	3,230
Comprehensive income	$2,403	$145,367
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	January 31, 2014	October 25, 2013
ASSETS
Current assets:
Cash and cash equivalents	$290,899	$405,709
Accounts receivable, net	953,792	1,083,663
Inventories	1,135,112	1,139,744
Other current assets	208,031	193,328
Total current assets	2,587,834	2,822,444
Property, plant and equipment, net	897,884	912,642
Other assets:
Other intangible assets, net	325,572	331,812
Goodwill	1,479,321	1,480,519
Deferred income taxes	37,723	41,532
Other non-current assets	195,342	200,633
Total other assets	2,037,958	2,054,496
Total assets	$5,523,676	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$58,356	$58,669
Trade accounts payable	283,969	388,119
Employee compensation and benefits	95,766	130,555
Advance payments and progress billings	472,846	399,768
Accrued warranties	77,804	85,732
Other accrued liabilities	243,088	286,063
Current liabilities of discontinued operations	11,684	11,684
Total current liabilities	1,243,513	1,360,590
Long-term obligations	1,243,874	1,256,927
Other liabilities:
Liabilities for postretirement benefits	20,319	20,723
Accrued pension costs	144,321	149,805
Other non-current liabilities	146,610	143,168
Total other liabilities	311,250	313,696
Shareholders’ equity	2,725,039	2,858,369
Total liabilities and shareholders’ equity	$5,523,676	$5,789,582
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter Ended
	January 31, 2014	January 25, 2013
Operating Activities:
Net income	$48,861	$142,137
Loss from discontinued operations	—	2
Adjustments to continuing operations:
Depreciation and amortization	32,766	20,095
Changes in deferred income taxes	(7,586)	7,993
Contributions to defined benefit employee pension plans	(2,973)	(46,355)
Defined benefit employee pension plan expense	2,618	6,768
Share-based compensation expense	6,032	7,644
Excess tax detriment (benefit) from share-based compensation awards	284	(1,522)
Changes in long-term receivables	9,388	(5,835)
Other adjustments to continuing operations, net	725	(3,895)
Changes in working capital items attributed to continuing operations:
Accounts receivable, net	116,079	100,405
Inventories	(29,446)	(29,327)
Other current assets	(16,904)	(33,369)
Trade accounts payable	(96,117)	(56,717)
Employee compensation and benefits	(32,158)	(45,868)
Advance payments and progress billings	90,453	43,812
Accrued warranties	(7,573)	(12,761)
Other accrued liabilities	(49,610)	(1,142)
Net cash provided by operating activities of continuing operations	64,839	92,065
Net cash provided (used) by operating activities of discontinued operations	67	(1,571)
Net cash provided by operating activities	64,906	90,494
Investing Activities:
Property, plant and equipment acquired	(26,655)	(54,588)
Proceeds from sale of property, plant and equipment	2,081	1,053
Other investing activities, net	(21)	1,793
Net cash used by investing activities	(24,595)	(51,742)
Financing Activities:
Common stock issued	1,985	3,012
Excess tax (detriment) benefit from share-based compensation awards	(284)	1,522
Dividends paid	(17,850)	(18,542)
Repayments of term loan	(12,500)	(12,500)
Change in short and other long-term obligations, net	(1,259)	(4,702)
Treasury stock purchased	(122,036)	—
Net cash used by financing activities	(151,944)	(31,210)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,177)	(1,520)
(Decrease) Increase in Cash and Cash Equivalents	(114,810)	6,022
Cash and Cash Equivalents at Beginning of Period	405,709	263,873
Cash and Cash Equivalents at End of Period	$290,899	$269,895

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Joy Global Inc. (the “Company”) is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and parts and perform services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery ("Underground") and Surface Mining Equipment ("Surface"). We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Texas and Alabama, and internationally, including facilities in China, the United Kingdom, South Africa and Australia.

2.	Basis of Presentation
The Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to SEC rules and regulations. In our opinion, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. All such adjustments made are of a normal recurring nature. The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.
These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 25, 2013. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3.	Inventories
Consolidated inventories consist of the following:

In thousands	January 31, 2014	October 25, 2013
Finished goods	$840,656	$838,052
Work in process	228,529	233,303
Raw materials	65,927	68,389
Total inventories	$1,135,112	$1,139,744

4.	Warranties
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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended
In thousands	January 31, 2014	January 25, 2013
Balance, beginning of period	$85,732	$100,646
Accrual for warranty expensed during the period	7,366	12,479
Settlements made during the period	(14,941)	(25,252)
Effect of foreign currency translation	(353)	(446)
Balance, end of period	$77,804	$87,427

5.	Borrowings and Credit Facilities
On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017 (as amended, the "Credit Agreement"). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of January 31, 2014, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of January 31, 2014, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $186.0 million. As of January 31, 2014, there was $814.0 million available for borrowings under the Credit Agreement.
On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the fiscal 2011 acquisition of LeTourneau Technologies, Inc. ("LeTourneau"). The Term Loan requires quarterly principal payments and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of January 31, 2014, we were in compliance with all financial covenants of the Term Loan.
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
Direct borrowings and capital lease obligations consist of the following:

In thousands	January 31, 2014	October 25, 2013
Domestic:
Term Loan due 2016	$400,000	$412,500
6.0% Senior Notes due 2016	248,831	248,733
5.125% Senior Notes due 2021	496,529	496,438
6.625% Senior Notes due 2036	148,500	148,493
Other secured borrowings	—	1,212
Foreign:
Capital leases	121	—
Short-term borrowings	8,249	8,220
Total obligations	1,302,230	1,315,596
Less: Amounts due within one year	(58,356)	(58,669)
Long-term obligations	$1,243,874	$1,256,927

6.	Accumulated Other Comprehensive (Loss) Income
Comprehensive income and its components are presented in the Condensed Consolidated Statements of Comprehensive Income. Changes in accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Quarter ended January 31, 2014				Quarter ended January 25, 2013
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(540,122)	$5,028	$27,460	$(507,634)	$(559,458)	$4,879	$45,930	$(508,649)
Other comprehensive (loss) income before reclassifications, net of taxes	—	4,730	(52,772)	(48,042)	—	(2,205)	(660)	(2,865)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	3,804	(2,220)	—	1,584	6,892	(797)	—	6,095
Total other comprehensive (loss) income, net of taxes	3,804	2,510	(52,772)	(46,458)	6,892	(3,002)	(660)	3,230
Ending balance	$(536,318)	$7,538	$(25,312)	$(554,092)	$(552,566)	$1,877	$45,270	$(505,419)

Details of the reclassifications from accumulated other comprehensive (loss) income are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
	Quarter Ended		Affected Line Items in the Statements of Income
	January 31, 2014	January 25, 2013
Change in unrecognized pension and other postretirement obligations:
Amortization of prior service cost	$166	$195	Cost of sales/Product development, selling and administrative expense*
Amortization of net actuarial gain	5,262	9,629	Cost of sales/Product development, selling and administrative expense*
Deferred tax	(1,624)	(2,932)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	$3,804	$6,892

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$(3,126)	$(1,222)	Net sales/Cost of sales**
Deferred tax	906	425	Provision for income taxes
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	$(2,220)	$(797)

Total reclassifications for the period	$1,584	$6,095

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Footnote 9, Retiree Benefits, for additional information.

** Amounts are included in either sales or cost of sales as appropriate. Refer to Footnote 10, Derivatives, for additional information.

7.	Shareholders' Equity
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended January 31, 2014, we purchased 2,258,898 shares of common stock for approximately $122.0 million, bringing the total purchased under the program on a cumulative basis to 6,363,898 shares of common stock purchased for approximately $336.1 million.

8.	Share-Based Compensation
Total share-based compensation expense recognized for the quarters ended January 31, 2014 and January 25, 2013 was $6.0 million and $7.6 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net income. The corresponding deferred tax asset recognized related to the share-based compensation expense was $1.6 million and $2.2 million for the quarters ended January 31, 2014 and January 25, 2013, respectively.

9.	Retiree Benefits
The components of the net periodic benefit cost associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	January 31, 2014	January 25, 2013	January 31, 2014	January 25, 2013
Service cost	$2,721	$2,848	$260	$355
Interest cost	20,661	19,511	322	302
Expected return on assets	(26,385)	(25,604)	(147)	(112)
Amortization of:
Prior service cost	133	153	33	42
Actuarial loss (gain)	5,488	9,860	(226)	(231)
Net periodic benefit cost	$2,618	$6,768	$242	$356

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions, including changes in the discount rate and expected return on assets. Through January 31, 2014, we contributed $3.0 million to our defined benefit employee pension plans in fiscal 2014, and we do not expect contributions to exceed $50.0 million for the full fiscal year.

10.	Derivatives
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
Each derivative is designated as either a cash flow hedge, a fair value hedge or an undesignated instrument. All derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets under the heading Other current assets or under the heading Other accrued liabilities, as appropriate. Cash flows from fair value and cash flow hedges are classified within the same category as the item being hedged on the Condensed Consolidated Statements of Cash Flows. Cash flows from undesignated derivative instruments are included in operating activities on the Condensed Consolidated Statements of Cash Flows.
For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by August 2015. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statements of Income as a gain of less than $0.1 million and a gain of $0.3 million for the quarters ended January 31, 2014 and January 25, 2013, respectively.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended January 31, 2014 and January 25, 2013, we recorded a loss of $0.3 million and a loss of $0.6 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended January 31, 2014 and January 25, 2013, we recorded a gain of $3.0 million and a loss of $1.5 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of Gain/(Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended January 31, 2014	$6,659	Cost of sales	$3,076
		Sales	50
Quarter ended January 25, 2013	$(3,308)	Cost of sales	$1,214
		Sales	8
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The terms of the forward contract determine the timing and amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

11.	Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
In thousands, except per share amounts	January 31, 2014	January 25, 2013
Numerator:
Income from continuing operations	$48,861	$142,139
Loss from discontinued operations, net of income taxes	—	(2)
Net income	$48,861	$142,137
Denominator:
Weighted average shares outstanding	101,796	106,242
Dilutive effect of stock options, performance shares and restricted stock units	871	995
Weighted average shares outstanding assuming dilution	102,667	107,237
Basic earnings per share:
Income from continuing operations	$0.48	$1.34
Loss from discontinued operations	—	—
Net income	$0.48	$1.34
Diluted earnings per share:
Income from continuing operations	$0.48	$1.33
Loss from discontinued operations	—	—
Net income	$0.48	$1.33
Options to purchase a weighted average of 1.5 million and 0.9 million shares were excluded from the calculations of diluted earnings per share for the quarters ended January 31, 2014 and January 25, 2013, respectively, as the effect would have been antidilutive.

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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of January 31, 2014 and October 25, 2013. As of January 31, 2014 and October 25, 2013, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of January 31, 2014
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$15,091	$15,091	$15,091	$—
Other Current Assets
Derivatives	$12,261	$12,261	$—	$12,261
Other Accrued Liabilities
Derivatives	$5,843	$5,843	$—	$5,843
Long-term Obligations Including Amounts due within One Year
Term Loan due 2016	$400,000	$415,304	$—	$415,304
6.0% Senior Notes due 2016	$248,831	$278,925	$—	$278,925
5.125% Senior Notes due 2021	$496,529	$530,300	$—	$530,300
6.625% Senior Notes due 2036	$148,500	$164,535	$—	$164,535

Fair Value Measurements as of October 25, 2013
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$29,221	$29,221	$29,221	$—
Other Current Assets
Derivatives	$9,593	$9,593	$—	$9,593
Other Accrued Liabilities
Derivatives	$6,608	$6,608	$—	$6,608
Long-term Obligations Including Amounts due within One Year
Term Loan due 2016	$412,500	$432,952	$—	$432,952
6.0% Senior Notes due 2016	$248,733	$280,425	$—	$280,425
5.125% Senior Notes due 2021	$496,438	$531,400	$—	$531,400
6.625% Senior Notes due 2036	$148,493	$165,600	$—	$165,600
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
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

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 2,950 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters. In addition, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect our results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.
As of January 31, 2014, we were contingently liable to financial institutions and others for approximately $203.5 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other guarantees in the ordinary course of business. Of the $203.5 million, approximately $14.1 million relates to surety bonds and $3.3 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

14.	Segment Information
We operate in two reportable segments: Underground and Surface. Crushing and conveying operating results related to surface applications are reported as part of the Surface segment, while total crushing and conveying operating results are included in the Underground segment. Eliminations consist of the surface applications of crushing and conveying included in both operating segments.
Operating income (loss) of segments does not include interest income and expense, corporate administration expenses and the provision for income taxes. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of cash and cash equivalents, deferred tax assets, property, plant and equipment and deferred financing costs.

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended January 31, 2014
Net sales	$477,463	$400,696	$—	$(38,847)	$839,312
Operating income (loss)	$62,606	$46,152	$(14,222)	$(9,291)	$85,245
Interest income	—	—	2,583	—	2,583
Interest expense	—	—	(16,403)	—	(16,403)
Income (loss) from continuing operations before income taxes	$62,606	$46,152	$(28,042)	$(9,291)	$71,425
Depreciation and amortization	$18,734	$13,292	$740	$—	$32,766
Capital expenditures	$9,856	$13,255	$3,544	$—	$26,655
Total assets	$3,551,696	$1,858,395	$113,585	$—	$5,523,676

Quarter ended January 25, 2013
Net sales	$590,110	$605,483	$—	$(45,716)	$1,149,877
Operating income (loss)	$111,883	$135,680	$(12,832)	$(13,579)	$221,152
Interest income	—	—	1,801	—	1,801
Interest expense	—	—	(16,954)	—	(16,954)
Income (loss) from continuing operations before income taxes	$111,883	$135,680	$(27,985)	$(13,579)	$205,999
Depreciation and amortization	$6,542	$12,842	$711	$—	$20,095
Capital expenditures	$39,443	$13,728	$1,417	$—	$54,588
Total assets	$3,860,301	$2,179,929	$136,568	$—	$6,176,798

15.	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, cross references to the related footnote for additional information would be appropriate. ASU 2013-02 was effective for the Company beginning on October 26, 2013. The adoption of this guidance had no impact on our financial condition or results of operations but impacted the presentation of other comprehensive income in the footnotes of the financial statements.

16.	Subsidiary Guarantors
The following tables present condensed consolidated financial information as of January 31, 2014 and October 25, 2013 and for the quarters ended January 31, 2014 and January 25, 2013 for: (a) the Company; (b) on a combined basis, the guarantors of the Term Loan and of the 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Global Underground Mining LLC, Joy Global Surface Mining Inc., N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Statement of Income Quarter ended January 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$480,672	$602,765	$(244,125)	$839,312
Cost of sales	—	363,067	445,839	(204,728)	604,178
Product development, selling and administrative expenses	14,669	67,835	70,525	—	153,029
Other (income) expense	(473)	1,949	(4,616)	—	(3,140)
Operating income (loss)	(14,196)	47,821	91,017	(39,397)	85,245
Intercompany items	17,278	(19,986)	(9,071)	11,779	—
Interest (expense) income, net	(16,045)	1,885	340	—	(13,820)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(12,963)	29,720	82,286	(27,618)	71,425
Provision (benefit) for income taxes	(5,054)	26,368	1,250	—	22,564
Equity in income of subsidiaries	56,770	33,013	—	(89,783)	—
Income from continuing operations	$48,861	$36,365	$81,036	$(117,401)	$48,861

Comprehensive income	$2,403	$34,830	$33,332	$(68,162)	$2,403

Condensed Consolidating Statement of Income Quarter ended January 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$604,662	$873,815	$(328,600)	$1,149,877
Cost of sales	—	417,652	614,111	(258,614)	773,149
Product development, selling and administrative expenses	12,802	74,444	70,035	—	157,281
Other (income) expense	—	9,052	(10,757)	—	(1,705)
Operating income (loss)	(12,802)	103,514	200,426	(69,986)	221,152
Intercompany items	31,120	(19,848)	(35,657)	24,385	—
Interest (expense) income, net	(22,570)	71	7,346	—	(15,153)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(4,252)	83,737	172,115	(45,601)	205,999
Provision (benefit) for income taxes	(9,276)	56,257	16,879	—	63,860
Equity in income of subsidiaries	137,115	92,701	—	(229,816)	—
Income from continuing operations	$142,139	$120,181	$155,236	$(275,417)	$142,139

Comprehensive income	$145,367	$118,458	$151,743	$(270,201)	$145,367

Condensed Consolidating Balance Sheet As of January 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$29,665	$6,580	$254,654	$—	$290,899
Accounts receivable, net	—	398,923	563,384	(8,515)	953,792
Inventories	—	455,890	804,206	(124,984)	1,135,112
Other current assets	72,409	8,799	126,808	15	208,031
Total current assets	102,074	870,192	1,749,052	(133,484)	2,587,834
Property, plant and equipment, net	20,885	365,025	511,974	—	897,884
Other assets:
Other intangible assets, net	—	242,456	83,116	—	325,572
Goodwill	—	454,199	1,025,122	—	1,479,321
Deferred income taxes	(33,294)	—	71,017	—	37,723
Other non-current assets	4,113,404	1,796,687	2,621,313	(8,336,062)	195,342
Total other assets	4,080,110	2,493,342	3,800,568	(8,336,062)	2,037,958
Total assets	$4,203,069	$3,728,559	$6,061,594	$(8,469,546)	$5,523,676
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$—	$8,356	$—	$58,356
Trade accounts payable	731	138,941	144,297	—	283,969
Employee compensation and benefits	8,497	42,910	44,359	—	95,766
Advance payments and progress billings	—	162,715	331,384	(21,253)	472,846
Accrued warranties	—	27,281	50,523	—	77,804
Other accrued liabilities	38,454	49,851	158,414	(3,631)	243,088
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	97,682	433,382	737,333	(24,884)	1,243,513
Long-term obligations	1,243,860	—	14	—	1,243,874
Other liabilities:
Liabilities for postretirement benefits	19,471	848	—	—	20,319
Accrued pension costs	131,673	5,502	7,146	—	144,321
Other non-current liabilities	(14,656)	8,169	153,097	—	146,610
Total other liabilities	136,488	14,519	160,243	—	311,250
Shareholders’ equity	2,725,039	3,280,658	5,164,004	(8,444,662)	2,725,039
Total liabilities and shareholders’ equity	$4,203,069	$3,728,559	$6,061,594	$(8,469,546)	$5,523,676

Condensed Consolidating Balance Sheet As of October 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$122,901	$20,361	$262,447	$—	$405,709
Accounts receivable, net	—	410,928	679,183	(6,448)	1,083,663
Inventories	—	456,345	813,182	(129,783)	1,139,744
Other current assets	68,792	16,957	107,564	15	193,328
Total current assets	191,693	904,591	1,862,376	(136,216)	2,822,444
Property, plant and equipment, net	18,081	375,026	519,535	—	912,642
Other assets:
Other intangible assets, net	—	247,200	84,612	—	331,812
Goodwill	—	454,199	1,026,320	—	1,480,519
Deferred income taxes	(49,393)	—	90,925	—	41,532
Other non-current assets	4,168,916	2,065,239	3,968,205	(10,001,727)	200,633
Total other assets	4,119,523	2,766,638	5,170,062	(10,001,727)	2,054,496
Total assets	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$449	$8,220	$—	$58,669
Trade accounts payable	2,565	165,691	219,863	—	388,119
Employee compensation and benefits	10,080	52,260	68,215	—	130,555
Advance payments and progress billings	—	144,853	269,628	(14,713)	399,768
Accrued warranties	—	30,111	55,621	—	85,732
Other accrued liabilities	24,545	54,285	211,074	(3,841)	286,063
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	87,190	459,333	832,621	(18,554)	1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,881	842	—	—	20,723
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other non-current liabilities	(29,193)	7,851	164,510	—	143,168
Total other liabilities	127,574	14,378	171,744	—	313,696
Shareholders’ equity	2,858,369	3,571,781	6,547,608	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582

Condensed Consolidating Statement of Cash Flows Quarter ended January 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$61,014	$(9,829)	$13,654	$64,839
Net cash provided by operating activities of discontinued operations	—	67	—	67
Net cash provided (used) by operating activities	61,014	(9,762)	13,654	64,906
Investing Activities:
Property, plant and equipment acquired	(3,544)	(4,084)	(19,027)	(26,655)
Proceeds from sale of property, plant and equipment	—	1,277	804	2,081
Other investing activities, net	(21)	—	—	(21)
Net cash used by investing activities	(3,565)	(2,807)	(18,223)	(24,595)
Financing Activities:
Common stock issued	1,985	—	—	1,985
Excess tax detriment from share-based compensation awards	(284)	—	—	(284)
Dividends paid	(17,850)	—	—	(17,850)
Repayments of term loan	(12,500)	—	—	(12,500)
Change in short and long-term obligations, net	—	(1,212)	(47)	(1,259)
Treasury stock purchased	(122,036)	—	—	(122,036)
Net cash used by financing activities	(150,685)	(1,212)	(47)	(151,944)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,177)	(3,177)
Decrease in Cash and Cash Equivalents	(93,236)	(13,781)	(7,793)	(114,810)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$29,665	$6,580	$254,654	$290,899

Condensed Consolidating Statement of Cash Flows Quarter ended January 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$51,491	$12,726	$27,848	$92,065
Net cash used by operating activities of discontinued operations	—	(1,571)	—	(1,571)
Net cash provided by operating activities	51,491	11,155	27,848	90,494
Investing Activities:
Property, plant and equipment acquired	(1,417)	(14,122)	(39,049)	(54,588)
Proceeds from sale of property, plant and equipment	—	27	1,026	1,053
Other investing activities, net	(32)	—	1,825	1,793
Net cash used by investing activities	(1,449)	(14,095)	(36,198)	(51,742)
Financing Activities:
Common stock issued	3,012	—	—	3,012
Excess tax benefit from share-based compensation awards	1,522	—	—	1,522
Dividends paid	(18,542)	—	—	(18,542)
Repayments of term loan	(12,500)	—	—	(12,500)
Change in short and long-term obligations, net	—	(104)	(4,598)	(4,702)
Net cash used by financing activities	(26,508)	(104)	(4,598)	(31,210)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,520)	(1,520)
Increase (Decrease) in Cash and Cash Equivalents	23,534	(3,044)	(14,468)	6,022
Cash and Cash Equivalents at Beginning of Period	3,459	6,628	253,786	263,873
Cash and Cash Equivalents at End of Period	$26,993	$3,584	$239,318	$269,895

17.	Supplemental Subsidiary Guarantors
The following tables present condensed consolidated financial information as of January 31, 2014 and October 25, 2013 and for the quarters ended January 31, 2014 and January 25, 2013 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc., N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Statement of Income Quarter ended January 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$478,576	$604,861	$(244,125)	$839,312
Cost of sales	—	361,369	447,537	(204,728)	604,178
Product development, selling and administrative expenses	14,669	67,591	70,769	—	153,029
Other (income) expense	(473)	2,330	(4,997)	—	(3,140)
Operating income (loss)	(14,196)	47,286	91,552	(39,397)	85,245
Intercompany items	17,278	(19,986)	(9,071)	11,779	—
Interest (expense) income, net	(16,045)	1,854	371	—	(13,820)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(12,963)	29,154	82,852	(27,618)	71,425
Provision (benefit) for income taxes	(5,054)	27,256	362	—	22,564
Equity in income of subsidiaries	56,770	33,013	—	(89,783)	—
Income from continuing operations	$48,861	$34,911	$82,490	$(117,401)	$48,861

Comprehensive income	$2,403	$33,376	$34,786	$(68,162)	$2,403

Condensed Consolidating Statement of Income Quarter ended January 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$600,956	$877,521	$(328,600)	$1,149,877
Cost of sales	—	410,643	621,120	(258,614)	773,149
Product development, selling and administrative expenses	12,802	74,117	70,362	—	157,281
Other (income) expense	—	9,176	(10,881)	—	(1,705)
Operating income (loss)	(12,802)	107,020	196,920	(69,986)	221,152
Intercompany items	31,120	(19,848)	(35,657)	24,385	—
Interest (expense) income, net	(22,570)	97	7,320	—	(15,153)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(4,252)	87,269	168,583	(45,601)	205,999
Provision (benefit) for income taxes	(9,276)	57,046	16,090	—	63,860
Equity in income of subsidiaries	137,115	92,701	—	(229,816)	—
Income from continuing operations	$142,139	$122,924	$152,493	$(275,417)	$142,139

Comprehensive income	$145,367	$121,201	$149,000	$(270,201)	$145,367

Condensed Consolidating Balance Sheet As of January 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$29,665	$6,580	$254,654	$—	$290,899
Accounts receivable, net	—	390,404	571,903	(8,515)	953,792
Inventories	—	455,890	804,206	(124,984)	1,135,112
Other current assets	72,409	8,799	126,808	15	208,031
Total current assets	102,074	861,673	1,757,571	(133,484)	2,587,834
Property, plant and equipment, net	20,885	363,273	513,726	—	897,884
Other assets:
Other intangible assets, net	—	242,456	83,116	—	325,572
Goodwill	—	454,199	1,025,122	—	1,479,321
Deferred income taxes	(33,294)	—	71,017	—	37,723
Other non-current assets	4,113,404	1,800,826	2,617,174	(8,336,062)	195,342
Total other assets	4,080,110	2,497,481	3,796,429	(8,336,062)	2,037,958
Total assets	$4,203,069	$3,722,427	$6,067,726	$(8,469,546)	$5,523,676
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$—	$8,356	$—	$58,356
Trade accounts payable	731	138,347	144,891	—	283,969
Employee compensation and benefits	8,497	42,910	44,359	—	95,766
Advance payments and progress billings	—	162,715	331,384	(21,253)	472,846
Accrued warranties	—	27,281	50,523	—	77,804
Other accrued liabilities	38,454	49,851	158,414	(3,631)	243,088
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	97,682	432,788	737,927	(24,884)	1,243,513
Long-term obligations	1,243,860	—	14	—	1,243,874
Other liabilities:
Liabilities for postretirement benefits	19,471	848	—	—	20,319
Accrued pension costs	131,673	5,502	7,146	—	144,321
Other non-current liabilities	(14,656)	8,169	153,097	—	146,610
Total other liabilities	136,488	14,519	160,243	—	311,250
Shareholders’ equity	2,725,039	3,275,120	5,169,542	(8,444,662)	2,725,039
Total liabilities and shareholders’ equity	$4,203,069	$3,722,427	$6,067,726	$(8,469,546)	$5,523,676

Condensed Consolidating Balance Sheet As of October 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$122,901	$20,361	$262,447	$—	$405,709
Accounts receivable, net	—	402,321	687,790	(6,448)	1,083,663
Inventories	—	456,345	813,182	(129,783)	1,139,744
Other current assets	68,792	16,957	107,564	15	193,328
Total current assets	191,693	895,984	1,870,983	(136,216)	2,822,444
Property, plant and equipment, net	18,081	373,235	521,326	—	912,642
Other assets:
Other intangible assets, net	—	247,200	84,612	—	331,812
Goodwill	—	454,199	1,026,320	—	1,480,519
Deferred income taxes	(49,393)	—	90,925	—	41,532
Other non-current assets	4,168,916	2,070,239	3,963,205	(10,001,727)	200,633
Total other assets	4,119,523	2,771,638	5,165,062	(10,001,727)	2,054,496
Total assets	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$449	$8,220	$—	$58,669
Trade accounts payable	2,565	165,045	220,509	—	388,119
Employee compensation and benefits	10,080	52,260	68,215	—	130,555
Advance payments and progress billings	—	144,853	269,628	(14,713)	399,768
Accrued warranties	—	30,111	55,621	—	85,732
Other accrued liabilities	24,545	54,285	211,074	(3,841)	286,063
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	87,190	458,687	833,267	(18,554)	1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,881	842	—	—	20,723
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other non-current liabilities	(29,193)	7,851	164,510	—	143,168
Total other liabilities	127,574	14,378	171,744	—	313,696
Shareholders’ equity	2,858,369	3,567,029	6,552,360	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582

Condensed Consolidating Statement of Cash Flows Quarter ended January 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$61,014	$(9,829)	$13,654	$64,839
Net cash provided by operating activities of discontinued operations	—	67	—	67
Net cash provided (used) by operating activities	61,014	(9,762)	13,654	64,906
Investing Activities:
Property, plant and equipment acquired	(3,544)	(4,084)	(19,027)	(26,655)
Proceeds from sale of property, plant and equipment	—	1,277	804	2,081
Other investing activities, net	(21)	—	—	(21)
Net cash used by investing activities	(3,565)	(2,807)	(18,223)	(24,595)
Financing Activities:
Common stock issued	1,985	—	—	1,985
Excess tax detriment from share-based compensation awards	(284)	—	—	(284)
Dividends paid	(17,850)	—	—	(17,850)
Repayments of term loan	(12,500)	—	—	(12,500)
Change in short and long-term obligations, net	—	(1,212)	(47)	(1,259)
Treasury stock purchased	(122,036)	—	—	(122,036)
Net cash used by financing activities	(150,685)	(1,212)	(47)	(151,944)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,177)	(3,177)
Decrease in Cash and Cash Equivalents	(93,236)	(13,781)	(7,793)	(114,810)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$29,665	$6,580	$254,654	$290,899

Condensed Consolidating Statement of Cash Flows Quarter ended January 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$51,491	$15,201	$25,373	$92,065
Net cash used by operating activities of discontinued operations	—	(1,571)	—	(1,571)
Net cash provided by operating activities	51,491	13,630	25,373	90,494
Investing Activities:
Property, plant and equipment acquired	(1,417)	(14,081)	(39,090)	(54,588)
Proceeds from sale of property, plant and equipment	—	(2,489)	3,542	1,053
Other investing activities, net	(32)	—	1,825	1,793
Net cash used by investing activities	(1,449)	(16,570)	(33,723)	(51,742)
Financing Activities:
Common stock issued	3,012	—	—	3,012
Excess tax benefit from share-based compensation awards	1,522	—	—	1,522
Dividends paid	(18,542)	—	—	(18,542)
Repayments of term loan	(12,500)	—	—	(12,500)
Change in short and long-term obligations, net	—	(104)	(4,598)	(4,702)
Net cash used by financing activities	(26,508)	(104)	(4,598)	(31,210)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,520)	(1,520)
Increase (Decrease) in Cash and Cash Equivalents	23,534	(3,044)	(14,468)	6,022
Cash and Cash Equivalents at Beginning of Period	3,459	6,628	253,786	263,873
Cash and Cash Equivalents at End of Period	$26,993	$3,584	$239,318	$269,895

18.	Subsequent Events
On February 18, 2014, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on March 18, 2014 to all shareholders of record at the close of business on March 4, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Dollar amounts are in thousands, except per share data and as otherwise indicated.

Overview
Joy Global Inc. is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and parts and perform services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground and Surface. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Texas and Alabama, and internationally, including facilities in China, the United Kingdom, South Africa and Australia.
Operating Results
Net sales in the first quarter of fiscal 2014 were $839.3 million, compared to $1.1 billion in the first quarter of fiscal 2013. The 27.0% decrease in net sales in the current year first quarter included a $257.6 million decrease in original equipment sales and a $53.0 million decrease in service sales. The decrease in sales was driven by weak market conditions. Original equipment sales decreased in all regions. Service sales decreased in South America, Australia and China by $4.2 million, $35.1 million and $34.4 million, respectively, with increases in all other regions. Compared to the prior year first quarter, net sales in the first quarter of fiscal 2014 included a $33.8 million unfavorable effect of foreign currency translation.
Operating income in the first quarter of fiscal 2014 was $85.2 million, or 10.2% of net sales, compared to $221.2 million, or 19.2% of net sales, in the first quarter of fiscal 2013. The 61.5% decrease in operating income in the current year first quarter was impacted by $105.8 million due to lower sales volumes, $7.8 million due to less favorable product mix, $13.6 million due to less favorable manufacturing cost absorption and $14.5 million due to higher period costs, which included a $3.8 million gain from the true-up of first year excess purchase accounting changes in fiscal 2013. These items were partially offset by a decrease in product development, selling and administrative expenses of $4.3 million, which included a $1.1 million increase in restructuring charges partially offset by a $0.2 million decrease in acquisition costs, and a $1.4 million increase in other income. Compared to the prior year first quarter, operating income in the first quarter of fiscal 2014 included a $6.1 million unfavorable effect of foreign currency translation.
Income from continuing operations was $48.9 million, or $0.48 per diluted share, in the first quarter of 2014, compared to $142.1 million, or $1.33 per diluted share, in the first quarter of 2013.
Bookings in the first quarter of fiscal 2014 were $860.5 million, compared to $1.0 billion in the first quarter of fiscal 2013. The 16.0% decrease in bookings in the current year first quarter is made up of a decrease of $186.0 million, or 42.7%, in original equipment bookings and an increase of $21.9 million, or 3.7%, in service orders. The decrease in bookings was driven by weak market conditions. Original equipment bookings decreased in all regions except South America, which increased by $1.1 million. Service orders increased in North America, South America and Eurasia by $5.5 million, $25.6 million and $11.0 million, respectively, with decreases in all other regions. Compared to the prior year first quarter, bookings in the first quarter of fiscal 2014 included a $61.6 million unfavorable effect of foreign currency translation.
Market Outlook
Forecasts for 2014 project global growth to be high, and the Eurozone is expected to see positive growth. At the same time, the Chinese economy has continued to show signs of stabilization and growth is expected to be approximately even with 2013. However, despite improving global economic conditions, most major commodities remain oversupplied with pricing well below peak levels.
U.S. coal market fundamentals continued to improve through the end of the year and are set to strengthen in 2014. After falling in 2013, U.S. coal production is expected to rebound this year. The continued normalization of utility inventories, as well as the recent weather driven spike that has pushed natural gas prices up, should drive an increase in coal consumption in the electric power sector. Given increased power demand and the expectation for natural gas prices to remain high, the Powder River Basin and Illinois Basin are expected to see production growth in 2014.

Seaborne thermal coal markets will also benefit from improving global economic conditions in 2014 as demand is expected to grow, with most of this growth coming from China and India. Despite steady demand, seaborne supply increases from Australia, Indonesia and Colombia are expected to more than keep pace leaving the market well supplied and prices range bound.
The Chinese domestic coal market continues to consolidate as smaller mines are merged with large producers and unsafe mines are closed. These changes will require new solutions and technological advances to maximize production against a backdrop of weak prices. While Chinese coal demand growth will slow this year, imports should slightly surpass 2013 levels.
Global steel production is expected to grow during 2014 as demand remains solid. However, excess production capacity is expected to keep prices in check with continued pressure on steel making inputs, particularly metallurgical coal.
Despite seaborne met coal demand growth expected in 2014, recent quarterly contract prices were settled at the lowest level since the 2009 annual contract was set. Significant oversupply remains an issue and further high-cost capacity will need to be curtailed in 2014 to help balance the market. Iron ore prices remain tied to steel production. Iron ore prices have trended lower in recent weeks as signs that the Chinese restocking cycle has reached completion.
Global copper markets finished 2013 with a smaller deficit than in previous years and are expected to see a marginal surplus in 2014 as new supply comes on line. However, global inventories have declined from 2013 highs and combined with the expected increase in demand should support stable prices. These conditions should continue to make copper an attractive investment and this is supported by ongoing prospect activity for new copper equipment.
Company Outlook
While the economic outlook is improving and should provide some demand catalyst, commodity oversupply and a depressed pricing environment are straining miner cash flows and slowing capital expenditures. Commodity prices remain range bound and in some cases below marginal costs requiring further supply curtailments to balance the market. While these conditions make it difficult to predict the exact timing, the ability to delay rebuilds and service on equipment in most regions appears to be nearing a conclusion. Our service bookings in the first quarter increased year-over-year for the first time since the third quarter of 2012. As demand for commodities improves and supply cuts take hold, we expect our service business to follow the general increase in global commodity production.
In China, we continue to focus on our local China products incorporating Underground technology and developing superior products against local competitive equipment. We are also leveraging our China supply chain in developing cost reduced products for the local China market and selective export markets.
Despite the downturn, we continue to invest in new product innovations to solve our customers' challenges. This quarter we won an order for our new high productivity low seam longwall system. This longwall system incorporates the latest features of automation contributing to higher productivity, lower cost per tonne and improved safety.
We remain committed to our long-term strategy of expanding our reach beyond coal into industrial minerals and hard rock. Our focus remains on improving our customers' productivity, lowering their operating costs, and helping them achieve zero harm and we believe that our product development and other key strategies will enable us to achieve these outcomes.

Results of Operations
Quarter Ended January 31, 2014 Compared With Quarter Ended January 25, 2013
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Quarter Ended
In thousands	January 31, 2014	January 25, 2013	$ Change	% Change
Net Sales
Underground	$477,463	$590,110	$(112,647)	(19.1)
Surface	400,696	605,483	(204,787)	(33.8)
Eliminations	(38,847)	(45,716)	6,869
Total Sales	$839,312	$1,149,877	$(310,565)	(27.0)

Underground net sales for the quarter ended January 31, 2014 were $477.5 million, compared to $590.1 million in the prior year first quarter. Original equipment sales decreased by $88.3 million, or 32.4%, and service sales decreased by $24.3 million, or 7.7%. The decrease in sales was due to weak market conditions. Original equipment sales decreased in all regions except Eurasia, which increased by $12.5 million. Service sales decreased in Australia and China by $18.7 million and $34.9 million, respectively, with increases in all other regions. Foreign currency translation unfavorably impacted Underground sales by $24.1 million, due primarily to the decline in the value of the Australian dollar and South African rand.
Surface net sales for the quarter ended January 31, 2014 were $400.7 million, compared to $605.5 million in the prior year first quarter. Original equipment sales decreased by $175.2 million, or 63.7%, and service sales decreased by $29.6 million, or 8.9%. The decrease in sales was due to weak market conditions. Original equipment sales decreased in all regions. Service sales decreased in all regions except Eurasia and China, which increased by $1.9 million and $0.5 million, respectively. Foreign currency translation unfavorably impacted Surface sales by $9.7 million.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Quarter Ended
	January 31, 2014		January 25, 2013
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Underground	$62,606	13.1	$111,883	19.0
Surface	46,152	11.5	135,680	22.4
Corporate Expense	(14,222)		(12,832)
Eliminations	(9,291)		(13,579)
Total Operating Income	$85,245	10.2	$221,152	19.2
Underground operating income for the quarter ended January 31, 2014 was $62.6 million, compared to $111.9 million in the prior year first quarter. Operating income was unfavorably impacted by $40.1 million due to lower sales volumes, $7.3 million due to less favorable product mix, $6.9 million due to less favorable manufacturing cost absorption and $3.9 million due to higher period costs, which resulted from a $3.8 million gain from the true-up of first year excess purchase accounting changes in fiscal 2013. These items were partially offset by a $7.9 million decrease in product development, selling and administrative expenses, which included a $0.3 million decrease in restructuring charges, and a $1.0 million increase in other income. Foreign currency translation unfavorably impacted Underground operating income by $5.5 million.
Surface operating income for the quarter ended January 31, 2014 was $46.2 million, compared to $135.7 million in the prior year first quarter. Operating income was unfavorably impacted by $67.5 million due to lower sales volumes, $2.9 million due to less favorable product mix, $6.7 million due to less favorable manufacturing cost absorption, $10.6 million due to higher period costs and $1.8 million due to higher product development, selling and administrative expenses, which included a $0.5 million increase in restructuring charges. Foreign currency translation unfavorably impacted Surface operating income by $0.6 million.
Corporate expense for the quarter ended January 31, 2014 was $14.2 million, compared to $12.8 million in the prior year first quarter. The increase in corporate expense is primarily due to higher administrative expenses of $1.1 million and restructuring costs of $1.0 million, partially offset by higher other income of $0.5 million and a decrease in acquisition costs of $0.2 million.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense for the quarter ended January 31, 2014 was $153.0 million, or 18.2% of sales, compared to $157.3 million, or 13.7% of sales, in the prior year first quarter. Product development expense increased by $1.9 million, which was driven by investments in new product innovations, partially offset by reduced headcount. Selling expense decreased by $7.8 million due to cost reduction initiatives and lower defined benefit employee pension plan costs, partially offset by the prior year finalization of purchase accounting. Administrative expense increased by $1.6 million due primarily to higher bad debt expense, a prior year refund that did not repeat and increased restructuring costs, partially offset by reduced headcount.
Net Interest Expense
Net interest expense for the quarter ended January 31, 2014 was $13.8 million, compared to $15.2 million in the prior year first quarter. The decrease in net interest expense was primarily due to generally lower short-term rates on debt, a lower balance on our Term Loan and increased interest income on higher balances of long-term receivables.

Provision for Income Taxes
Income tax expense for the quarter ended January 31, 2014 was $22.6 million, compared to $63.9 million in the prior year first quarter. The effective income tax rate was 31.6% for the quarter ended January 31, 2014, compared to 31.0% in the prior year first quarter. The increase in the effective tax rate for the quarter was primarily attributable to the net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit.
Bookings and Backlog
Bookings represent the cumulative amount of new customer orders for original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders included in bookings represent arrangements to purchase specific original equipment and/or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended January 31, 2014 and January 25, 2013 are as follows:

	Quarter Ended
In thousands	January 31, 2014	January 25, 2013	$ Change	% Change
Underground	$451,051	$598,767	$(147,716)	(24.7)
Surface	433,457	502,952	(69,495)	(13.8)
Eliminations	(23,982)	(77,027)	53,045
Total Bookings	$860,526	$1,024,692	$(164,166)	(16.0)
Underground bookings for the quarter ended January 31, 2014 were $451.1 million, compared to $598.8 million in the prior year first quarter. Original equipment bookings decreased by $153.3 million, or 51.7%, and service orders increased by $5.6 million, or 1.9%. Original equipment bookings decreased in all regions except Eurasia, which increased by $6.9 million due in part to the first low seam longwall system being booked there during the current quarter. Service orders increased in North America and Eurasia by $7.8 million and $8.4 million, respectively, due to stronger component and rebuild activity, with decreases in service bookings in all other regions. Foreign currency translation unfavorably impacted Underground bookings by $46.1 million, due primarily to the decline in the value of the Australian dollar and South African rand.
Surface bookings for the quarter ended January 31, 2014 were $433.5 million, compared to $503.0 million in the prior year first quarter. Original equipment bookings decreased by $83.2 million, or 42.8%, and service orders increased by $13.7 million, or 4.4%. Original equipment orders decreased in all regions except South America and China, which increased by $1.1 million and $2.6 million, respectively. Service orders increased in all regions except North America and Australia, which decreased by $6.0 million and $8.7 million, respectively. Foreign currency translation unfavorably impacted Surface bookings by $15.5 million.
Backlog represents unfilled customer orders for our original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. The backlog amounts also exclude sales already recognized by period end under the percentage-of-completion method of accounting. Customer orders included in backlog represent contracts to purchase specific original equipment and/or services by customers who have satisfied our credit review procedures. The following table provides backlog as of January 31, 2014 and October 25, 2013:

In thousands	January 31, 2014	October 25, 2013
Underground	$924,815	$951,227
Surface	587,732	554,971
Eliminations	(14,502)	(29,367)
Total Backlog	$1,498,045	$1,476,831
The decrease in backlog for Underground was driven by unfavorable translation in Australia and Africa, coupled with weak market conditions, resulting in a book to bill ratio of less than one. The increase in backlog for Surface was driven by the low amount of original equipment and service sales in the current quarter, resulting in a book to bill ratio of greater than one.

Critical Accounting Estimates, Assumptions and Policies
Our discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments, including those related to bad debts, inventory, goodwill and intangible assets, warranty, pension and postretirement benefits and costs, income taxes and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and postretirement benefits and costs and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 25, 2013 for a discussion of these policies. There were no material changes to these policies during the quarter ended January 31, 2014.

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of January 31, 2014 and October 25, 2013, respectively:

In thousands	January 31, 2014	October 25, 2013
Accounts receivable, net	$953,792	$1,083,663
Inventories	1,135,112	1,139,744
Trade accounts payable	(283,969)	(388,119)
Advance payments and progress billings	(472,846)	(399,768)
Trade Working Capital	$1,332,089	$1,435,520
Other current assets	208,031	193,328
Short-term notes payable, including current portion of long-term obligations	(58,356)	(58,669)
Employee compensation and benefits	(95,766)	(130,555)
Accrued warranties	(77,804)	(85,732)
Other accrued liabilities	(243,088)	(286,063)
Working Capital Excluding Cash and Cash Equivalents	$1,065,106	$1,067,829
Cash and cash equivalents	290,899	405,709
Working Capital	$1,356,005	$1,473,538
We currently use trade working capital and cash flows from continuing operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our service model requires us to maintain certain inventory levels in order to maximize our customers’ machine availability. This information also provides management with a focus on our receivable terms and collectability efforts and our ability to obtain advance payments on original equipment orders. As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.
Cash provided by continuing operating activities during the first quarter of fiscal 2014 was $64.8 million, compared to $92.1 million during the prior year first quarter. The decrease in cash provided by continuing operations was primarily due to lower earnings, a reduction of accounts payable and the timing of value added tax payments, partially offset by the collection of accounts receivable, advance payments on orders and reduced pension contributions.
Cash used by investing activities during the first quarter of fiscal 2014 was $24.6 million, compared to $51.7 million during the prior year first quarter. The decrease in cash used by investing activities was primarily due to a decline in capital expenditures for original equipment manufacturing.
Cash used by financing activities during the first quarter of fiscal 2014 was $151.9 million, compared to $31.2 million during the prior year first quarter. The increase in cash used by financing activities was primarily due to treasury stock purchases of $122.0 million under the share repurchase program that was authorized in the fourth quarter of fiscal 2013.
On November 18, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on December 18, 2013 to all shareholders of record at the close of business on December 4, 2013. In addition, on February 18, 2014, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on March 18, 2014 to all shareholders of record at the close of business on March 4, 2014.
Retiree Benefits

We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans are largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. For the quarter ended January 31, 2014, we contributed $3.0 million to our defined benefit employee pension plans, and we do not expect contributions to exceed $50.0 million for the full fiscal year.
Credit Agreement
On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of January 31, 2014, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of January 31, 2014, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $186.0 million. As of January 31, 2014, there was $814.0 million available for borrowings under the Credit Agreement.
On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment , which was drawn in full to partially finance the fiscal 2011 acquisition of LeTourneau. The Term Loan requires quarterly principal payments and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of January 31, 2014, we were in compliance with all financial covenants of the Term Loan.
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
Stock Repurchase Program
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. Through January 31, 2014, we have purchased 6,363,898 shares of common stock for approximately $336.1 million.

Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of January 31, 2014, advance payments and progress billings were $472.8 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs. We have $290.9 million in cash and cash equivalents as of January 31, 2014 and $814.0 million available for borrowings under the Credit Agreement. Requirements for working capital, dividends, pension contributions, capital expenditures, acquisitions, stock repurchases and principal and interest payments on our Term Loan and senior notes will be adequately funded by cash on hand and continuing operations, supplemented by short and long term borrowings, as required.
Off-Balance Sheet Arrangements
We lease various assets under operating leases. No significant changes to lease commitments have occurred since our year ended October 25, 2013. We have no other off-balance sheet arrangements.

New Accounting Pronouncements
Our new accounting pronouncements are set forth under Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As more fully described in our Annual Report on Form 10-K for the year ended October 25, 2013, we are exposed to various types of market risks, such as interest rate risk, commodity price risk and foreign currency risk. We monitor our risks on a continuous basis and generally enter into forward foreign currency contracts to minimize our foreign currency exposures. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 25, 2013.

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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference from Note 13, Contingent Liabilities, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
During the quarter ended January 31, 2014, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 25, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2014, we made the following purchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under the Publicly Announced Program*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program* (in millions)
October 26, 2013 - November 29, 2013	233,892	$54.61	233,892	$773.1
November 30, 2013 - January 3, 2014	1,005,096	$53.75	1,005,096	$719.1
January 4, 2014 - January 31, 2014	1,019,910	$54.16	1,019,910	$663.9
* In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
Form of Nonqualified Stock Option Agreement, dated December 2, 2013, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2
Form of Performance Share Agreement, dated December 2, 2013, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.3
Form of Restricted Stock Unit Award Agreement, dated December 2, 2013, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on March 7, 2014.

JOY GLOBAL INC.
(Registrant)

Date: March 7, 2014	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 7, 2014	/s/ James E. Agnew
James E. Agnew
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)