Form 10-Q
period 2014-05-02
JOY GLOBAL INC
filed 2014-06-06
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 2, 2014
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 30, 2014
Common Stock, $1 par value	99,911,156

JOY GLOBAL INC.
FORM 10-Q INDEX
May 2, 2014

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions on which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be,” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, risks associated with acquisitions and the risks discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended October 25, 2013 and in other filings that we make with the U.S. Securities and Exchange Commission (the "SEC"). Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Six Months Ended
	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Net sales	$929,730	$1,360,435	$1,769,042	$2,510,312
Cost of sales	651,592	909,179	1,255,770	1,682,328
Product development, selling and administrative expenses	154,534	172,953	307,563	330,234
Other income	(2,138)	(330)	(5,278)	(2,035)
Operating income	125,742	278,633	210,987	499,785
Interest income	2,293	1,843	4,876	3,644
Interest expense	(16,141)	(17,028)	(32,544)	(33,982)
Income from continuing operations before income taxes	111,894	263,448	183,319	469,447
Provision for income taxes	37,943	81,669	60,507	145,529
Income from continuing operations	73,951	181,779	122,812	323,918
Loss from discontinued operations, net of income taxes	—	(223)	—	(225)
Net income	$73,951	$181,556	$122,812	$323,693
Basic earnings per share:
Income from continuing operations	$0.74	$1.71	$1.22	$3.05
Loss from discontinued operations	—	—	—	—
Net income	$0.74	$1.71	$1.22	$3.05
Diluted earnings per share:
Income from continuing operations	$0.73	$1.69	$1.20	$3.02
Loss from discontinued operations	—	—	—	—
Net income	$0.73	$1.69	$1.20	$3.02
Dividends per share	$0.175	$0.175	$0.35	$0.35
Weighted average shares outstanding:
Basic	100,346	106,426	101,071	106,334
Diluted	101,203	107,413	101,935	107,325
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Quarter Ended
	May 2, 2014	April 26, 2013
Net income	$73,951	$181,556
Other comprehensive income (loss):
Change in unrecognized pension and other postretirement obligations, net of taxes of $1,605 and $1,742	3,731	2,885
Derivative instrument fair market value adjustment, net of tax benefits of $1,124 and $1,265	(2,796)	(2,204)
Foreign currency translation adjustment	28,300	(12,268)
Total other comprehensive income (loss), net of taxes	29,235	(11,587)
Comprehensive income	$103,186	$169,969

	Six Months Ended
	May 2, 2014	April 26, 2013
Net income	$122,812	$323,693
Other comprehensive loss:
Change in unrecognized pension and other postretirement obligations, net of taxes of $3,229 and $4,675	7,535	9,777
Derivative instrument fair market value adjustment, net of tax benefits of $102 and $2,793	(286)	(5,206)
Foreign currency translation adjustment	(24,472)	(12,928)
Total other comprehensive loss, net of taxes	(17,223)	(8,357)
Comprehensive income	$105,589	$315,336

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	May 2, 2014	October 25, 2013
ASSETS
Current assets:
Cash and cash equivalents	$385,790	$405,709
Accounts receivable, net	917,502	1,083,663
Inventories	1,128,891	1,139,744
Other current assets	201,838	193,328
Total current assets	2,634,021	2,822,444
Property, plant and equipment, net	893,649	912,642
Other assets:
Other intangible assets, net	322,701	331,812
Goodwill	1,492,689	1,480,519
Deferred income taxes	39,746	41,532
Other non-current assets	194,928	200,633
Total other assets	2,050,064	2,054,496
Total assets	$5,577,734	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$58,089	$58,669
Trade accounts payable	335,319	388,119
Employee compensation and benefits	111,713	130,555
Advance payments and progress billings	403,518	399,768
Accrued warranties	73,602	85,732
Other accrued liabilities	225,953	286,063
Current liabilities of discontinued operations	11,684	11,684
Total current liabilities	1,219,878	1,360,590
Long-term obligations	1,231,572	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,944	20,723
Accrued pension costs	139,196	149,805
Other non-current liabilities	152,328	143,168
Total other liabilities	311,468	313,696
Shareholders’ equity	2,814,816	2,858,369
Total liabilities and shareholders’ equity	$5,577,734	$5,789,582
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	May 2, 2014	April 26, 2013
Operating Activities:
Net income	$122,812	$323,693
Loss from discontinued operations	—	225
Adjustments to continuing operations:
Depreciation and amortization	64,837	48,873
Changes in deferred income taxes	(6,697)	8,651
Contributions to defined benefit employee pension plans	(4,353)	(92,223)
Defined benefit employee pension plan expense	3,089	8,368
Share-based compensation expense	13,164	18,333
Excess tax expense (benefit) from share-based compensation awards	432	(1,701)
Changes in long-term receivables	6,622	(26,985)
Other adjustments to continuing operations, net	485	2,706
Changes in working capital items attributed to continuing operations:
Accounts receivable, net	166,177	7,705
Inventories	(15,577)	24,908
Other current assets	(10,150)	(14,559)
Trade accounts payable	(45,992)	(14,239)
Employee compensation and benefits	(17,433)	(48,034)
Advance payments and progress billings	9,182	(74,157)
Accrued warranties	(12,543)	(15,939)
Other accrued liabilities	(67,380)	(62,350)
Net cash provided by operating activities of continuing operations	206,675	93,275
Net cash used by operating activities of discontinued operations	(115)	(2,372)
Net cash provided by operating activities	206,560	90,903
Investing Activities:
Property, plant and equipment acquired	(44,304)	(87,001)
Proceeds from sale of property, plant and equipment	4,205	2,187
Other investing activities, net	(66)	(70)
Net cash used by investing activities	(40,165)	(84,884)
Financing Activities:
Common stock issued	6,581	5,227
Excess tax (expense) benefit from share-based compensation awards	(432)	1,701
Dividends paid	(35,374)	(37,130)
Repayments of term loan	(25,000)	(25,000)
Changes in short and other long-term obligations, net	(1,262)	22,216
Treasury stock purchased	(129,504)	—
Net cash used by financing activities	(184,991)	(32,986)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,323)	(2,031)
Decrease in Cash and Cash Equivalents	(19,919)	(28,998)
Cash and Cash Equivalents at Beginning of Period	405,709	263,873
Cash and Cash Equivalents at End of Period	$385,790	$234,875

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

3.	Inventories
Consolidated inventories consist of the following:

In thousands	May 2, 2014	October 25, 2013
Finished goods	$836,089	$838,052
Work in process	223,884	233,303
Raw materials	68,918	68,389
Total inventories	$1,128,891	$1,139,744
Finished goods include finished components and parts in addition to any finished equipment.

4.	Warranties
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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Six Months Ended
In thousands	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Balance, beginning of period	$77,804	$87,427	$85,732	$100,646
Accrual for warranty expensed during the period	9,297	12,442	16,663	24,921
Settlements made during the period	(14,235)	(15,455)	(29,176)	(40,708)
Effect of foreign currency translation	736	(723)	383	(1,168)
Balance, end of period	$73,602	$83,691	$73,602	$83,691

5.	Borrowings and Credit Facilities
On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017 (as amended, the "Credit Agreement"). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of May 2, 2014, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of May 2, 2014, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $187.6 million. As of May 2, 2014, there was $812.4 million available for borrowings under the Credit Agreement.
On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the fiscal 2011 acquisition of LeTourneau Technologies, Inc. ("LeTourneau"). The Term Loan requires quarterly principal payments and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of May 2, 2014, we were in compliance with all financial covenants of the Term Loan.
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
Direct borrowings and capital lease obligations consist of the following:

In thousands	May 2, 2014	October 25, 2013
Domestic:
Term Loan due 2016	$387,500	$412,500
6.0% Senior Notes due 2016	248,929	248,733
5.125% Senior Notes due 2021	496,620	496,438
6.625% Senior Notes due 2036	148,507	148,493
Other secured borrowings	—	1,212
Foreign:
Capital leases	120	—
Short-term borrowings	7,985	8,220
Total obligations	1,289,661	1,315,596
Less: Amounts due within one year	(58,089)	(58,669)
Long-term obligations	$1,231,572	$1,256,927

6.	Accumulated Other Comprehensive (Loss) Income
Comprehensive income and its components are presented in the Condensed Consolidated Statements of Comprehensive Income. Changes in accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Quarter ended May 2, 2014				Quarter ended April 26, 2013
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(536,318)	$7,538	$(25,312)	$(554,092)	$(552,566)	$1,877	$45,270	$(505,419)
Other comprehensive income (loss) before reclassifications, net of taxes	—	(1,437)	28,300	26,863	—	(757)	(12,268)	(13,025)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	3,731	(1,359)	—	2,372	2,885	(1,447)	—	1,438
Total other comprehensive income (loss), net of taxes	3,731	(2,796)	28,300	29,235	2,885	(2,204)	(12,268)	(11,587)
Ending balance	$(532,587)	$4,742	$2,988	$(524,857)	$(549,681)	$(327)	$33,002	$(517,006)

	Six months ended May 2, 2014				Six months ended April 26, 2013
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(540,122)	$5,028	$27,460	$(507,634)	$(559,458)	$4,879	$45,930	$(508,649)
Other comprehensive (loss) income before reclassifications, net of taxes	—	3,293	(24,472)	(21,179)	—	(2,963)	(12,928)	(15,891)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	7,535	(3,579)	—	3,956	9,777	(2,243)	—	7,534
Total other comprehensive (loss) income, net of taxes	7,535	(286)	(24,472)	(17,223)	9,777	(5,206)	(12,928)	(8,357)
Ending balance	$(532,587)	$4,742	$2,988	$(524,857)	$(549,681)	$(327)	$33,002	$(517,006)

Details of the reclassifications from accumulated other comprehensive (loss) income are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
	Quarter Ended		Six Months Ended		Affected Line Items in the Statements of Income
	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Change in unrecognized pension and other postretirement obligations:
Amortization of prior service cost	$192	$145	$358	$340	Cost of sales/Product development, selling and administrative expense*
Amortization of net actuarial gain	5,144	4,482	10,406	14,112	Cost of sales/Product development, selling and administrative expense*
Deferred tax	(1,605)	(1,742)	(3,229)	(4,675)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	$3,731	$2,885	$7,535	$9,777

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$(1,905)	$(2,219)	$(5,032)	$(3,440)	Net sales/Cost of sales**
Deferred tax	546	772	1,453	1,197	Provision for income taxes
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	$(1,359)	$(1,447)	$(3,579)	$(2,243)

Total reclassifications for the period	$2,372	$1,438	$3,956	$7,534

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
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applica ble SEC rules and regulations. During the quarter ended May 2, 2014, we purchased 137,812 shares of common stock for approximately $7.5 million. During the six months ended May 2, 2014, we purchased 2,396,710 shares of common stock for approximately $129.5 million. Since its inception, the Company has repurchased 6,501,710 shares of common stock under the program for approximately $343.6 million, leaving $656.4 million available under the program.

8.	Share-Based Compensation
Total share-based compensation expense recognized for the quarters ended May 2, 2014 and April 26, 2013 was $7.1 million and $10.7 million, respectively. Total share-based compensation expense recognized for the six months ended May 2, 2014 and April 26, 2013 was $13.2 million and $18.3 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net income.
The corresponding deferred tax asset recognized related to the share-based compensation expense was $1.6 million and $3.1 million for the quarters ended May 2, 2014 and April 26, 2013, respectively. The corresponding deferred tax asset recognized related to the share-based compensation expense was $3.1 million and $5.2 million for the six months ended May 2, 2014 and April 26, 2013, respectively.

9.	Retiree Benefits
The components of the net periodic benefit cost associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Service cost	$317	$2,848	$260	$187
Interest cost	20,638	19,536	323	282
Expected return on assets	(26,013)	(25,604)	(148)	(102)
Amortization of:
Prior service cost	159	152	33	(7)
Actuarial loss (gain)	5,370	4,668	(226)	(186)
Net periodic benefit cost	$471	$1,600	$242	$174

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
In thousands	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Service cost	$3,038	$5,695	$520	$542
Interest cost	41,299	39,047	645	584
Expected return on assets	(52,398)	(51,208)	(295)	(214)
Amortization of:
Prior service cost	292	305	66	35
Actuarial loss (gain)	10,858	14,529	(452)	(417)
Net periodic benefit cost	$3,089	$8,368	$484	$530

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions, including changes in the discount rate and expected return on assets. For the six months ended May 2, 2014, we contributed $4.4 million to our defined benefit employee pension plans, and we do not expect contributions to exceed $50.0 million for the full fiscal year.

10.	Derivatives
We are exposed to certain foreign currency risks in the normal course of our global business operations. We enter into derivative contracts that are foreign currency forward contracts to hedge the risks of certain identified and anticipated transactions in currencies other than the functional currency of the respective operating unit. The types of risks hedged are those arising from the variability of future earnings and cash flows caused by fluctuations in foreign currency exchange rates. These contracts are for forecasted transactions and committed receivables and payables denominated in foreign currencies and are not entered into for speculative purposes. Consequently, any market-related losses on the forward contract would be offset by changes in the value of the hedged item, and, as a result, we are generally not exposed to net market risk associated with these instruments.
Each derivative is classified as either a cash flow hedge, a fair value hedge or an undesignated instrument. All derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets under the heading Other current assets or under the heading Other accrued liabilities, as appropriate. Cash flows from fair value and cash flow hedges are classified within the same category as the item being hedged on the Condensed Consolidated Statements of Cash Flows. Cash flows from undesignated derivative instruments are included in operating activities on the Condensed Consolidated Statements of Cash Flows.
For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by October 2015. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statements of Income as a gain of less than $0.1 million and a gain of $0.4 million for the quarters ended May 2, 2014 and April 26, 2013, respectively. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statements of Income as a gain of less than $0.1 million and a gain of $0.7 million for the six months ended May 2, 2014 and April 26, 2013, respectively.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended May 2, 2014 and April 26, 2013, we recorded a loss of $0.5 million and a loss of $0.6 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item. For the six months ended May 2, 2014 and April 26, 2013, we recorded a loss of $0.7 million and a loss of $1.2 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended May 2, 2014 and April 26, 2013, we recorded a loss of $0.4 million and a loss of $1.6 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations. For the six months ended May 2, 2014 and April 26, 2013, we recorded a gain of $2.6 million and a loss of $3.2 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of Gain/(Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended May 2, 2014	$(2,015)	Cost of sales	$1,776
		Sales	129
Six months ended May 2, 2014	$4,644	Cost of sales	$4,853
		Sales	179
Quarter ended April 26, 2013	$(1,250)	Cost of sales	$2,408
		Sales	(189)
Six months ended April 26, 2013	$(4,559)	Cost of sales	$3,622
		Sales	(182)
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
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	May 2, 2014	April 26, 2013	May 2, 2014	April 26, 2013
Numerator:
Income from continuing operations	$73,951	$181,779	$122,812	$323,918
Loss from discontinued operations, net of income taxes	—	(223)	—	(225)
Net income	$73,951	$181,556	$122,812	$323,693
Denominator:
Weighted average shares outstanding	100,346	106,426	101,071	106,334
Dilutive effect of stock options, performance shares and restricted stock units	857	987	864	991
Weighted average shares outstanding assuming dilution	101,203	107,413	101,935	107,325
Basic earnings per share:
Income from continuing operations	$0.74	$1.71	$1.22	$3.05
Loss from discontinued operations	—	—	—	—
Net income	$0.74	$1.71	$1.22	$3.05
Diluted earnings per share:
Income from continuing operations	$0.73	$1.69	$1.20	$3.02
Loss from discontinued operations	—	—	—	—
Net income	$0.73	$1.69	$1.20	$3.02
Options to purchase a weighted average of 2.1 million and 1.5 million shares were excluded from the calculations of diluted earnings per share for the quarters ended May 2, 2014 and April 26, 2013, respectively, as the effect would have been antidilutive. Options to purchase a weighted average of 1.8 million and 1.2 million shares were excluded from the calculations of diluted earnings per share for the six months ended May 2, 2014 and April 26, 2013, respectively, as the effect would have been antidilutive.

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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of May 2, 2014 and October 25, 2013. As of May 2, 2014 and October 25, 2013, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of May 2, 2014
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$1,624	$1,624	$1,624	$—
Other Current Assets
Derivatives	$9,680	$9,680	$—	$9,680
Other Accrued Liabilities
Derivatives	$5,907	$5,907	$—	$5,907
Long-term Obligations Including Amounts due within One Year
Term Loan due 2016	$387,500	$398,643	$—	$398,643
6.0% Senior Notes due 2016	$248,929	$278,600	$—	$278,600
5.125% Senior Notes due 2021	$496,620	$536,450	$—	$536,450
6.625% Senior Notes due 2036	$148,507	$170,340	$—	$170,340

Fair Value Measurements as of October 25, 2013
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$29,221	$29,221	$29,221	$—
Other Current Assets
Derivatives	$9,593	$9,593	$—	$9,593
Other Accrued Liabilities
Derivatives	$6,608	$6,608	$—	$6,608
Long-term Obligations Including Amounts due within One Year
Term Loan due 2016	$412,500	$432,952	$—	$432,952
6.0% Senior Notes due 2016	$248,733	$280,425	$—	$280,425
5.125% Senior Notes due 2021	$496,438	$531,400	$—	$531,400
6.625% Senior Notes due 2036	$148,493	$165,600	$—	$165,600
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
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 2,960 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters. In addition, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect our results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.
As of May 2, 2014, we were contingently liable to financial institutions and others for approximately $219.3 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other guarantees in the ordinary course of business. Of the $219.3 million, approximately $27.5 million relates to surety bonds and $4.2 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

14.	Segment Information
We operate in two reportable segments: Underground and Surface. Crushing and conveying operating results related to surface applications are reported as part of the Surface segment, while total crushing and conveying operating results are included in the Underground segment. Eliminations primarily consist of the surface applications of crushing and conveying included in both operating segments.
Operating income (loss) of segments does not include interest income and expense, corporate administration expenses and the provision for income taxes.

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended May 2, 2014
Net sales	$517,878	$443,625	$—	$(31,773)	$929,730
Operating income (loss)	$67,532	$82,613	$(14,203)	$(10,200)	$125,742
Interest income	—	—	2,293	—	2,293
Interest expense	—	—	(16,141)	—	(16,141)
Income (loss) from continuing operations before income taxes	$67,532	$82,613	$(28,051)	$(10,200)	$111,894
Depreciation and amortization	$17,478	$13,917	$676	$—	$32,071
Capital expenditures	$9,122	$8,527	$—	$—	$17,649

Quarter ended April 26, 2013
Net sales	$681,914	$712,796	$—	$(34,275)	$1,360,435
Operating income (loss)	$137,222	$165,643	$(16,647)	$(7,585)	$278,633
Interest income	—	—	1,843	—	1,843
Interest expense	—	—	(17,028)	—	(17,028)
Income (loss) from continuing operations before income taxes	$137,222	$165,643	$(31,832)	$(7,585)	$263,448
Depreciation and amortization	$16,221	$11,837	$720	$—	$28,778
Capital expenditures	$12,362	$18,660	$1,391	$—	$32,413

In thousands	Underground	Surface	Corporate	Eliminations	Total
Six months ended May 2, 2014
Net sales	$995,341	$844,321	$—	$(70,620)	$1,769,042
Operating income (loss)	$130,138	$128,765	$(28,425)	$(19,491)	$210,987
Interest income	—	—	4,876	—	4,876
Interest expense	—	—	(32,544)	—	(32,544)
Income (loss) from continuing operations before income taxes	$130,138	$128,765	$(56,093)	$(19,491)	$183,319
Depreciation and amortization	$36,212	$27,209	$1,416	$—	$64,837
Capital expenditures	$18,978	$23,368	$1,958	$—	$44,304

Six months ended April 26, 2013
Net sales	$1,272,024	$1,318,279	$—	$(79,991)	$2,510,312
Operating income (loss)	$249,105	$301,323	$(29,479)	$(21,164)	$499,785
Interest income	—	—	3,644	—	3,644
Interest expense	—	—	(33,982)	—	(33,982)
Income (loss) from continuing operations before income taxes	$249,105	$301,323	$(59,817)	$(21,164)	$469,447
Depreciation and amortization	$22,763	$24,679	$1,431	$—	$48,873
Capital expenditures	$51,805	$32,388	$2,808	$—	$87,001

15.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, to identify the performance obligations in the contact, to determine the transaction price, to allocate the transaction price to the performance obligations in the contract and to recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on October 28, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company has just begun the process of evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, cross references to the related footnote for additional information would be appropriate. ASU 2013-02 was effective for the Company beginning on October 26, 2013. The adoption of this guidance had no impact on our financial condition or results of operations but impacted the presentation of other comprehensive income in the footnotes of the financial statements.

16.	Subsidiary Guarantors
The following tables present condensed consolidated financial information as of May 2, 2014 and October 25, 2013 and for the quarters and six months ended May 2, 2014 and April 26, 2013 for: (a) the Company; (b) on a combined basis, the guarantors of the Term Loan and of the 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Global Underground Mining LLC, Joy Global Surface Mining Inc., N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Statement of Income Quarter ended May 2, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$500,309	$630,602	$(201,181)	$929,730
Cost of sales	—	370,922	443,475	(162,805)	651,592
Product development, selling and administrative expenses	14,154	66,670	73,710	—	154,534
Other (income) expense	—	4,203	(6,341)	—	(2,138)
Operating income (loss)	(14,154)	58,514	119,758	(38,376)	125,742
Intercompany items	15,503	(25,742)	(2,934)	13,173	—
Interest (expense) income, net	(15,836)	1,711	277	—	(13,848)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(14,487)	34,483	117,101	(25,203)	111,894
Provision (benefit) for income taxes	(4,878)	29,852	12,948	21	37,943
Equity in income of subsidiaries	83,560	47,954	—	(131,514)	—
Income from continuing operations	$73,951	$52,585	$104,153	$(156,738)	$73,951

Comprehensive income	$103,186	$52,820	$128,297	$(181,117)	$103,186

Condensed Consolidating Statement of Income Quarter ended April 26, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$816,797	$898,483	$(354,845)	$1,360,435
Cost of sales	—	578,803	622,410	(292,034)	909,179
Product development, selling and administrative expenses	16,608	79,826	76,519	—	172,953
Other (income) expense	—	6,785	(7,115)	—	(330)
Operating income (loss)	(16,608)	151,383	206,669	(62,811)	278,633
Intercompany items	26,889	(23,967)	(26,876)	23,954	—
Interest (expense) income, net	(10,355)	477	(5,307)	—	(15,185)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(74)	127,893	174,486	(38,857)	263,448
Provision (benefit) for income taxes	(11,361)	66,819	26,211	—	81,669
Equity in income of subsidiaries	170,492	106,652	—	(277,144)	—
Income from continuing operations	$181,779	$167,726	$148,275	$(316,001)	$181,779

Comprehensive income	$169,969	$165,839	$134,239	$(300,078)	$169,969

Condensed Consolidating Statement of Income Six months ended May 2, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$980,981	$1,233,367	$(445,306)	$1,769,042
Cost of sales	—	733,989	889,314	(367,533)	1,255,770
Product development, selling and administrative expenses	28,823	134,505	144,235	—	307,563
Other (income) expense	(473)	6,152	(10,957)	—	(5,278)
Operating income (loss)	(28,350)	106,335	210,775	(77,773)	210,987
Intercompany items	32,781	(45,728)	(12,005)	24,952	—
Interest (expense) income, net	(31,881)	3,596	617	—	(27,668)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(27,450)	64,203	199,387	(52,821)	183,319
Provision (benefit) for income taxes	(9,932)	56,220	14,198	21	60,507
Equity in income of subsidiaries	140,330	80,967	—	(221,297)	—
Income from continuing operations	$122,812	$88,950	$185,189	$(274,139)	$122,812

Comprehensive income	$105,589	$87,650	$161,629	$(249,279)	$105,589

Condensed Consolidating Statement of Income Six months ended April 26, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,417,753	$1,776,004	$(683,445)	$2,510,312
Cost of sales	—	989,446	1,243,530	(550,648)	1,682,328
Product development, selling and administrative expenses	29,410	153,943	146,881	—	330,234
Other (income) expense	—	15,961	(17,996)	—	(2,035)
Operating income (loss)	(29,410)	258,403	403,589	(132,797)	499,785
Intercompany items	58,009	(43,815)	(62,533)	48,339	—
Interest (expense) income, net	(32,925)	574	2,013	—	(30,338)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(4,326)	215,162	343,069	(84,458)	469,447
Provision (benefit) for income taxes	(20,637)	123,865	42,301	—	145,529
Equity in income of subsidiaries	307,607	196,610	—	(504,217)	—
Income from continuing operations	$323,918	$287,907	$300,768	$(588,675)	$323,918

Comprehensive income	$315,336	$284,297	$283,239	$(567,536)	$315,336

Condensed Consolidating Balance Sheet As of May 2, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$111,157	$9,456	$265,177	$—	$385,790
Accounts receivable, net	—	367,991	565,940	(16,429)	917,502
Inventories	—	474,587	761,425	(107,121)	1,128,891
Other current assets	70,414	8,767	122,642	15	201,838
Total current assets	181,571	860,801	1,715,184	(123,535)	2,634,021
Property, plant and equipment, net	18,623	360,075	514,951	—	893,649
Other assets:
Other intangible assets, net	—	238,623	84,078	—	322,701
Goodwill	—	453,375	1,039,314	—	1,492,689
Deferred income taxes	(30,530)	—	70,276	—	39,746
Other non-current assets	4,113,371	1,925,690	2,681,037	(8,525,170)	194,928
Total other assets	4,082,841	2,617,688	3,874,705	(8,525,170)	2,050,064
Total assets	$4,283,035	$3,838,564	$6,104,840	$(8,648,705)	$5,577,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$—	$8,089	$—	$58,089
Trade accounts payable	967	176,382	157,970	—	335,319
Employee compensation and benefits	8,857	53,288	49,568	—	111,713
Advance payments and progress billings	—	137,598	285,484	(19,564)	403,518
Accrued warranties	—	24,339	49,263	—	73,602
Other accrued liabilities	43,548	48,943	140,852	(7,390)	225,953
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	103,372	452,234	691,226	(26,954)	1,219,878
Long-term obligations	1,231,556	—	16	—	1,231,572
Other liabilities:
Liabilities for postretirement benefits	19,091	853	—	—	19,944
Accrued pension costs	126,575	5,361	7,260	—	139,196
Other non-current liabilities	(12,375)	8,084	156,619	—	152,328
Total other liabilities	133,291	14,298	163,879	—	311,468
Shareholders’ equity	2,814,816	3,372,032	5,249,719	(8,621,751)	2,814,816
Total liabilities and shareholders’ equity	$4,283,035	$3,838,564	$6,104,840	$(8,648,705)	$5,577,734

Condensed Consolidating Balance Sheet As of October 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$122,901	$20,361	$262,447	$—	$405,709
Accounts receivable, net	—	410,928	679,183	(6,448)	1,083,663
Inventories	—	456,345	813,182	(129,783)	1,139,744
Other current assets	68,792	16,957	107,564	15	193,328
Total current assets	191,693	904,591	1,862,376	(136,216)	2,822,444
Property, plant and equipment, net	18,081	375,026	519,535	—	912,642
Other assets:
Other intangible assets, net	—	247,200	84,612	—	331,812
Goodwill	—	454,199	1,026,320	—	1,480,519
Deferred income taxes	(49,393)	—	90,925	—	41,532
Other non-current assets	4,168,916	2,065,239	3,968,205	(10,001,727)	200,633
Total other assets	4,119,523	2,766,638	5,170,062	(10,001,727)	2,054,496
Total assets	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$449	$8,220	$—	$58,669
Trade accounts payable	2,565	165,691	219,863	—	388,119
Employee compensation and benefits	10,080	52,260	68,215	—	130,555
Advance payments and progress billings	—	144,853	269,628	(14,713)	399,768
Accrued warranties	—	30,111	55,621	—	85,732
Other accrued liabilities	24,545	54,285	211,074	(3,841)	286,063
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	87,190	459,333	832,621	(18,554)	1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,881	842	—	—	20,723
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other non-current liabilities	(29,193)	7,851	164,510	—	143,168
Total other liabilities	127,574	14,378	171,744	—	313,696
Shareholders’ equity	2,858,369	3,571,781	6,547,608	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582

Condensed Consolidating Statement of Cash Flows Six months ended May 2, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$174,009	$56	$32,610	$206,675
Net cash used by operating activities of discontinued operations	—	(115)	—	(115)
Net cash provided (used) by operating activities	174,009	(59)	32,610	206,560
Investing Activities:
Property, plant and equipment acquired	(1,958)	(12,344)	(30,002)	(44,304)
Proceeds from sale of property, plant and equipment	—	2,710	1,495	4,205
Other investing activities, net	(66)	—	—	(66)
Net cash used by investing activities	(2,024)	(9,634)	(28,507)	(40,165)
Financing Activities:
Common stock issued	6,581	—	—	6,581
Excess tax expense from share-based compensation awards	(432)	—	—	(432)
Dividends paid	(35,374)	—	—	(35,374)
Repayments of term loan	(25,000)	—	—	(25,000)
Change in short and long-term obligations, net	—	(1,212)	(50)	(1,262)
Treasury stock purchased	(129,504)	—	—	(129,504)
Net cash used by financing activities	(183,729)	(1,212)	(50)	(184,991)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,323)	(1,323)
(Decrease) Increase in Cash and Cash Equivalents	(11,744)	(10,905)	2,730	(19,919)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$111,157	$9,456	$265,177	$385,790

Condensed Consolidating Statement of Cash Flows Six months ended April 26, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$26,790	$20,072	$46,413	$93,275
Net cash used by operating activities of discontinued operations	—	(2,372)	—	(2,372)
Net cash provided by operating activities	26,790	17,700	46,413	90,903
Investing Activities:
Property, plant and equipment acquired	(2,808)	(21,815)	(62,378)	(87,001)
Proceeds from sale of property, plant and equipment	—	1,421	766	2,187
Other investing activities, net	(70)	—	—	(70)
Net cash used by investing activities	(2,878)	(20,394)	(61,612)	(84,884)
Financing Activities:
Common stock issued	5,227	—	—	5,227
Excess tax benefit from share-based compensation awards	1,701	—	—	1,701
Dividends paid	(37,130)	—	—	(37,130)
Repayments of term loan	(25,000)	—	—	(25,000)
Change in short and long-term obligations, net	28,000	(209)	(5,575)	22,216
Net cash used by financing activities	(27,202)	(209)	(5,575)	(32,986)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,031)	(2,031)
Decrease in Cash and Cash Equivalents	(3,290)	(2,903)	(22,805)	(28,998)
Cash and Cash Equivalents at Beginning of Period	3,459	6,628	253,786	263,873
Cash and Cash Equivalents at End of Period	$169	$3,725	$230,981	$234,875

17.	Supplemental Subsidiary Guarantors
The following tables present condensed consolidated financial information as of May 2, 2014 and October 25, 2013 and for the quarters and six months ended May 2, 2014 and April 26, 2013 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc., N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Statement of Income Quarter ended May 2, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$496,836	$634,075	$(201,181)	$929,730
Cost of sales	—	368,347	446,050	(162,805)	651,592
Product development, selling and administrative expenses	14,154	66,435	73,945	—	154,534
Other (income) expense	—	4,210	(6,348)	—	(2,138)
Operating income (loss)	(14,154)	57,844	120,428	(38,376)	125,742
Intercompany items	15,503	(25,742)	(2,934)	13,173	—
Interest (expense) income, net	(15,836)	1,686	302	—	(13,848)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(14,487)	33,788	117,796	(25,203)	111,894
Provision (benefit) for income taxes	(4,878)	29,852	12,948	21	37,943
Equity in income of subsidiaries	83,560	47,954	—	(131,514)	—
Income from continuing operations	$73,951	$51,890	$104,848	$(156,738)	$73,951

Comprehensive income	$103,186	$52,125	$128,992	$(181,117)	$103,186

Condensed Consolidating Statement of Income Quarter ended April 26, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$811,365	$903,915	$(354,845)	$1,360,435
Cost of sales	—	572,800	628,413	(292,034)	909,179
Product development, selling and administrative expenses	16,608	79,342	77,003	—	172,953
Other (income) expense	—	6,730	(7,060)	—	(330)
Operating income (loss)	(16,608)	152,493	205,559	(62,811)	278,633
Intercompany items	26,889	(23,967)	(26,876)	23,954	—
Interest (expense) income, net	(10,355)	447	(5,277)	—	(15,185)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(74)	128,973	173,406	(38,857)	263,448
Provision (benefit) for income taxes	(11,361)	67,608	25,422	—	81,669
Equity in income of subsidiaries	170,492	106,652	—	(277,144)	—
Income from continuing operations	$181,779	$168,017	$147,984	$(316,001)	$181,779

Comprehensive income	$169,969	$166,130	$133,948	$(300,078)	$169,969

Condensed Consolidating Statement of Income Six months ended May 2, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$975,412	$1,238,936	$(445,306)	$1,769,042
Cost of sales	—	729,716	893,587	(367,533)	1,255,770
Product development, selling and administrative expenses	28,823	134,026	144,714	—	307,563
Other (income) expense	(473)	6,540	(11,345)	—	(5,278)
Operating income (loss)	(28,350)	105,130	211,980	(77,773)	210,987
Intercompany items	32,781	(45,728)	(12,005)	24,952	—
Interest (expense) income, net	(31,881)	3,540	673	—	(27,668)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(27,450)	62,942	200,648	(52,821)	183,319
Provision (benefit) for income taxes	(9,932)	57,108	13,310	21	60,507
Equity in income of subsidiaries	140,330	80,967	—	(221,297)	—
Income from continuing operations	$122,812	$86,801	$187,338	$(274,139)	$122,812

Comprehensive income	$105,589	$85,501	$163,778	$(249,279)	$105,589
Condensed Consolidating Statement of Income Six months ended April 26, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,412,321	$1,781,436	$(683,445)	$2,510,312
Cost of sales	—	983,443	1,249,533	(550,648)	1,682,328
Product development, selling and administrative expenses	29,410	153,459	147,365	—	330,234
Other (income) expense	—	15,906	(17,941)	—	(2,035)
Operating income (loss)	(29,410)	259,513	402,479	(132,797)	499,785
Intercompany items	58,009	(43,815)	(62,533)	48,339	—
Interest (expense) income, net	(32,925)	544	2,043	—	(30,338)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(4,326)	216,242	341,989	(84,458)	469,447
Provision (benefit) for income taxes	(20,637)	124,654	41,512	—	145,529
Equity in income of subsidiaries	307,607	196,610	—	(504,217)	—
Income from continuing operations	$323,918	$288,198	$300,477	$(588,675)	$323,918

Comprehensive income	$315,336	$284,588	$282,948	$(567,536)	$315,336

Condensed Consolidating Balance Sheet As of May 2, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$111,157	$9,456	$265,177	$—	$385,790
Accounts receivable, net	—	359,606	574,325	(16,429)	917,502
Inventories	—	474,587	761,425	(107,121)	1,128,891
Other current assets	70,414	8,767	122,642	15	201,838
Total current assets	181,571	852,416	1,723,569	(123,535)	2,634,021
Property, plant and equipment, net	18,623	358,361	516,665	—	893,649
Other assets:
Other intangible assets, net	—	238,623	84,078	—	322,701
Goodwill	—	453,375	1,039,314	—	1,492,689
Deferred income taxes	(30,530)	—	70,276	—	39,746
Other non-current assets	4,113,371	1,929,750	2,676,977	(8,525,170)	194,928
Total other assets	4,082,841	2,621,748	3,870,645	(8,525,170)	2,050,064
Total assets	$4,283,035	$3,832,525	$6,110,879	$(8,648,705)	$5,577,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$—	$8,089	$—	$58,089
Trade accounts payable	967	175,842	158,510	—	335,319
Employee compensation and benefits	8,857	53,288	49,568	—	111,713
Advance payments and progress billings	—	137,598	285,484	(19,564)	403,518
Accrued warranties	—	24,339	49,263	—	73,602
Other accrued liabilities	43,548	48,943	140,852	(7,390)	225,953
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	103,372	451,694	691,766	(26,954)	1,219,878
Long-term obligations	1,231,556	—	16	—	1,231,572
Other liabilities:
Liabilities for postretirement benefits	19,091	853	—	—	19,944
Accrued pension costs	126,575	5,361	7,260	—	139,196
Other non-current liabilities	(12,375)	8,084	156,619	—	152,328
Total other liabilities	133,291	14,298	163,879	—	311,468
Shareholders’ equity	2,814,816	3,366,533	5,255,218	(8,621,751)	2,814,816
Total liabilities and shareholders’ equity	$4,283,035	$3,832,525	$6,110,879	$(8,648,705)	$5,577,734

Condensed Consolidating Balance Sheet As of October 25, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$122,901	$20,361	$262,447	$—	$405,709
Accounts receivable, net	—	402,321	687,790	(6,448)	1,083,663
Inventories	—	456,345	813,182	(129,783)	1,139,744
Other current assets	68,792	16,957	107,564	15	193,328
Total current assets	191,693	895,984	1,870,983	(136,216)	2,822,444
Property, plant and equipment, net	18,081	373,235	521,326	—	912,642
Other assets:
Other intangible assets, net	—	247,200	84,612	—	331,812
Goodwill	—	454,199	1,026,320	—	1,480,519
Deferred income taxes	(49,393)	—	90,925	—	41,532
Other non-current assets	4,168,916	2,070,239	3,963,205	(10,001,727)	200,633
Total other assets	4,119,523	2,771,638	5,165,062	(10,001,727)	2,054,496
Total assets	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$449	$8,220	$—	$58,669
Trade accounts payable	2,565	165,045	220,509	—	388,119
Employee compensation and benefits	10,080	52,260	68,215	—	130,555
Advance payments and progress billings	—	144,853	269,628	(14,713)	399,768
Accrued warranties	—	30,111	55,621	—	85,732
Other accrued liabilities	24,545	54,285	211,074	(3,841)	286,063
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	87,190	458,687	833,267	(18,554)	1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,881	842	—	—	20,723
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other non-current liabilities	(29,193)	7,851	164,510	—	143,168
Total other liabilities	127,574	14,378	171,744	—	313,696
Shareholders’ equity	2,858,369	3,567,029	6,552,360	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582

Condensed Consolidating Statement of Cash Flows Six months ended May 2, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$174,009	$56	$32,610	$206,675
Net cash used by operating activities of discontinued operations	—	(115)	—	(115)
Net cash provided (used) by operating activities	174,009	(59)	32,610	206,560
Investing Activities:
Property, plant and equipment acquired	(1,958)	(12,344)	(30,002)	(44,304)
Proceeds from sale of property, plant and equipment	—	2,710	1,495	4,205
Other investing activities, net	(66)	—	—	(66)
Net cash used by investing activities	(2,024)	(9,634)	(28,507)	(40,165)
Financing Activities:
Common stock issued	6,581	—	—	6,581
Excess tax expense from share-based compensation awards	(432)	—	—	(432)
Dividends paid	(35,374)	—	—	(35,374)
Repayments of term loan	(25,000)	—	—	(25,000)
Change in short and long-term obligations, net	—	(1,212)	(50)	(1,262)
Treasury stock purchased	(129,504)	—	—	(129,504)
Net cash used by financing activities	(183,729)	(1,212)	(50)	(184,991)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,323)	(1,323)
(Decrease) Increase in Cash and Cash Equivalents	(11,744)	(10,905)	2,730	(19,919)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$111,157	$9,456	$265,177	$385,790

Condensed Consolidating Statement of Cash Flows Six months ended April 26, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$26,790	$22,991	$43,494	$93,275
Net cash used by operating activities of discontinued operations	—	(2,372)	—	(2,372)
Net cash provided by operating activities	26,790	20,619	43,494	90,903
Investing Activities:
Property, plant and equipment acquired	(2,808)	(24,269)	(59,924)	(87,001)
Proceeds from sale of property, plant and equipment	—	956	1,231	2,187
Other investing activities, net	(70)	—	—	(70)
Net cash used by investing activities	(2,878)	(23,313)	(58,693)	(84,884)
Financing Activities:
Common stock issued	5,227	—	—	5,227
Excess tax benefit from share-based compensation awards	1,701	—	—	1,701
Dividends paid	(37,130)	—	—	(37,130)
Repayments of term loan	(25,000)	—	—	(25,000)
Change in short and long-term obligations, net	28,000	(209)	(5,575)	22,216
Net cash used by financing activities	(27,202)	(209)	(5,575)	(32,986)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,031)	(2,031)
Decrease in Cash and Cash Equivalents	(3,290)	(2,903)	(22,805)	(28,998)
Cash and Cash Equivalents at Beginning of Period	3,459	6,628	253,786	263,873
Cash and Cash Equivalents at End of Period	$169	$3,725	$230,981	$234,875

18.	Subsequent Events
On May 19, 2014, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on June 18, 2014 to all shareholders of record at the close of business on June 4, 2014.
On May 30, 2014, we closed on the purchase of certain assets of Mining Technologies International Inc. ("MTI") for $51.0 million Canadian dollars, subject to a working capital adjustment. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We have acquired substantially all of the assets associated with MTI’s hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations will be included as part of the Underground segment from the date of the acquisition forward.

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
Operating Results
Net sales in the second quarter of fiscal 2014 were $929.7 million, compared to $1.4 billion in the second quarter of fiscal 2013. The 31.7% decrease in net sales in the current year second quarter included a decrease in original equipment sales of $370.7 million, or 57.5%, and a decrease in service sales of $60.1 million, or 8.4%. Original equipment sales decreased in all regions. Service sales decreased in all regions except Eurasia, which increased by $1.4 million. Compared to the prior year second quarter, net sales in the second quarter of fiscal 2014 included a $35.0 million unfavorable effect of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.
Operating income in the second quarter of fiscal 2014 was $125.7 million, or 13.5% of net sales, compared to $278.6 million, or 20.5% of net sales, in the second quarter of fiscal 2013. The 54.9% decrease in operating income in the current year second quarter was impacted by $144.8 million due to lower sales volumes, $10.4 million due to a less favorable product mix, $17.3 million due to less favorable manufacturing cost absorption and $0.6 million due to higher period costs. These items were partially offset by an increase in other income of $1.8 million and reduced product development, selling and administrative expenses of $18.4 million, which included a $0.9 million decrease in restructuring charges that was partially offset by a $0.4 million increase in acquisition costs. Compared to the prior year second quarter, operating income in the second quarter of fiscal 2014 included a $7.1 million unfavorable effect of foreign currency translation.
Income from continuing operations was $74.0 million, or $0.73 per diluted share, in the second quarter of fiscal 2014, compared to $181.8 million, or $1.69 per diluted share, in the second quarter of fiscal 2013.
Bookings in the second quarter of fiscal 2014 were $1.0 billion, compared to $1.1 billion in the second quarter of fiscal 2013. The 7.2% decrease in bookings in the current year second quarter included a decrease in original equipment bookings of $130.2 million, or 27.1%, and an increase in service orders of $49.0 million, or 7.6%. Original equipment bookings decreased in all regions except South America and Eurasia, which increased by $18.4 million and $7.9 million, respectively. The decrease in original equipment orders is largely due to a longwall system order received in the U.S. in the prior year, partially offset by a current quarter multiple shovel order for a greenfield expansion project in the Canadian oil sands with deliveries in 2016. Stronger rebuild activity contributed to service order increases in all regions except Africa and Australia, which decreased by $1.8 million and $8.8 million, respectively. Compared to the prior year second quarter, bookings in the second quarter of fiscal 2014 included a $1.6 million unfavorable effect of foreign currency translation.
Net sales in the first six months of fiscal 2014 were $1.8 billion, compared to $2.5 billion in the first six months of fiscal 2013. The 29.5% decrease in net sales in the first six months of the current year included a decrease in original equipment sales of $628.2 million, or 53.8%, and a decrease in service sales of $113.1 million, or 8.4%. Original equipment sales decreased in all regions. Service sales decreased in all regions except Eurasia and Africa, which increased by $5.2 million and $9.0 million, respectively. Compared to the first six months of the prior year, net sales in the first six months of fiscal 2014 included a $68.8 million unfavorable effect of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.
Operating income in the first six months of fiscal 2014 was $211.0 million, or 11.9% of net sales, compared to $499.8 million, or 19.9% of net sales, in the first six months of fiscal 2013. The 57.8% decrease in operating income in the first six months of the current year was impacted by $251.2 million due to lower sales volumes, $17.5 million due to a less favorable product mix, $29.9 million due to less favorable manufacturing cost absorption and $16.0 million due to higher period costs, which included a $3.8 million gain from the true-up of first year excess purchase accounting changes in fiscal 2013. These items were partially offset by an increase in other income of $3.2 million and reduced product development, selling and administrative expenses of $22.7 million, which included a $0.2 million offset from an increase in restructuring charges and a $0.3 million offset from an increase in acquisition costs. Compared to the first six months of the prior year, operating income in the first six months of fiscal 2014 included a $13.1 million unfavorable effect of foreign currency translation.
Income from continuing operations was $122.8 million, or $1.20 per diluted share, in the first six months of fiscal 2014, compared to $323.9 million, or $3.02 per diluted share, in the first six months of fiscal 2013.
Bookings in the first six months of fiscal 2014 were $1.9 billion, compared to $2.2 billion in the first six months of fiscal 2013. The 11.4% decrease in bookings in the first six months of the current year included a decrease in original equipment bookings of $316.3 million, or 34.5%, and an increase in service orders of $70.9 million, or 5.7%. Original equipment bookings decreased in all regions except South America, which increased by $19.5 million. The decrease in original equipment orders is largely due to a longwall system order received in the U.S. in the prior year, partially offset by current year bookings of the first low seam longwall system and a multiple shovel order for a greenfield expansion project in the Canadian oil sands with deliveries in 2016. Stronger component and rebuild activity contributed to service order increases in North America, South America and Eurasia by $51.4 million, $27.8 million and $20.0 million, respectively, with decreases in all other regions. Compared to the first six months of the prior year, bookings in the first six months of fiscal 2014 included a $63.2 million unfavorable effect of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.
Market Outlook
Economic and commodity indicators presented a mixed picture during the first calendar quarter of 2014. Improving economic activity in the Eurozone was met by sluggish growth in the U.S. that was impacted by unusually severe weather. At the same time, Chinese economic activity continued to slow, but showed signs of stabilizing. Despite the slowdown in China, global growth is trending at the second strongest level in two years. While improving economic conditions should drive increased demand, commodities remain oversupplied with prices in some cases at multi-year lows that continue to delay capital decisions.
Thermal coal market fundamentals in the U.S. strengthened through April as power plant inventories reached their lowest levels since 2006. An extremely cold winter season, along with high natural gas prices, have driven an increase in coal burn in the first calendar quarter. While production is flat year-to-date, the need to replenish depleted inventories should drive production increases during the second half of the year, with much of this increase coming from the Illinois and Powder River Basins.
Seaborne thermal coal markets remain challenged as supply is outpacing demand growth. While demand has remained strong from China, India and Japan, limited supply reductions have driven spot pricing down for seaborne thermal coal and resulted in the annual thermal coal benchmark being down from a year ago. Despite improving economic conditions and the expected increase in seaborne demand in 2014, continuing supply conditions are expected to leave prices range bound.
Chinese coal market conditions remained challenged during the first quarter of 2014 as a depressed pricing environment weighed on many large producers. While China is aiming to cut coal’s share of energy use in 2014, coal demand is still expected to grow, however, there appears to be limited upside for pricing improvement as seaborne coal prices continue to pressure domestic China producers.
Facing similar pressures, metallurgical coal markets drifted lower during the first calendar quarter of 2014 with the recent quarterly contract representing the weakest pricing environment since 2009. Despite steel production increasing through April, limited supply rationalization has driven metallurgical coal prices lower. Recently announced supply curtailments appear to indicate that the early stages of supply rationalization may have begun.
Again, notwithstanding the global steel production increase in the first quarter, iron ore prices have also declined over the last two months largely owed to supply increases hitting the market. The slope of the seaborne iron ore cost curve should support prices for the remainder of the year given the expectation for global steel demand to increase in 2014.
After seeing a market deficit in 2013, the global refined copper market is expected to move into surplus for the first time in four years. The expected surpluses are a result of production increases hitting the market after several years of development. However, global copper inventories remain below the March 2013 peak. Copper prices have held steady over the last several months as supply and demand conditions have remained relatively balanced.

The economics of oil sands remain strong as oil prices have been high since 2010. Sustained prices at these levels continue to stimulate investment in the oil sands region given the average cost of production.
While global economic conditions are improving, commodity supply rationalization has yet to meaningfully materialize. As such, the backdrop of weak commodity prices continues to influence mining capital expenditure decisions. There have been some signs of stabilization, however, the current market landscape remains difficult and continues to present near-term headwinds to the mining industry.
Company Outlook
Challenging market conditions continue to impact our business despite incremental positive signs on the horizon. When looking at seaborne coal markets, current prices are pressuring thermal and metallurgical coal producers. The recent decline in iron ore prices has also begun to pressure the upper portion of the global cost curve, which is primarily high-cost producers in China. Copper continues to have the strongest fundamentals of the major commodities we serve, with the vast majority of global producers recognizing positive cash generation.
While U.S. coal market fundamentals have improved, there is generally a lagged effect between that improvement and our bookings, and this appears to be playing out now. Our company-wide service bookings increased for the second consecutive quarter versus the year ago period, however, our Underground North American region was relatively flat from last year.
One area we are seeing growth in is the oil sands market. We received a large order this quarter for several electric mining shovels which will add to our fleet currently working in the Canadian oil sands region. The Canadian oil sands represent the largest unconventional source of oil production over the next 20 years and we remain committed to the region and to providing world-class service to our fleet of equipment operating there.
As we continue to navigate the trough of this cycle, we remain committed to controlling costs and optimizing our global manufacturing footprint. During the quarter, we executed on our planned 2014 restructuring actions and we remain focused on balancing further actions with market conditions.
We continue to be diligent in looking for ways to maximize returns for shareholders while executing on our overall growth strategies. One of these strategies is the expansion of our offerings in the underground hard rock mining market. We recently closed on the acquisition of certain assets of Mining Technologies International Inc. This represents an opportunity for us to expand our product portfolio in underground hard rock mining and leverage our global service capabilities in bringing value to our hard rock mining customers and our shareholders.
Overall, we remain focused on delivering innovative solutions through world-class products and direct service to our customers that help make mining safer and lower their total lifecycle costs.

Results of Operations
Quarter Ended May 2, 2014 Compared With Quarter Ended April 26, 2013
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Quarter Ended
In thousands	May 2, 2014	April 26, 2013	$ Change	% Change
Net Sales
Underground	$517,878	$681,914	$(164,036)	(24.1)
Surface	443,625	712,796	(269,171)	(37.8)
Eliminations	(31,773)	(34,275)	2,502
Total Sales	$929,730	$1,360,435	$(430,705)	(31.7)
Underground net sales in the second quarter of fiscal 2014 were $517.9 million, compared to $681.9 million in the second quarter of fiscal 2013. The 24.1% decrease in Underground net sales in the current year second quarter included a decrease in original equipment sales of $144.7 million, or 47.2%, and a decrease in service sales of $19.3 million, or 5.2%. Original equipment sales decreased in all regions. Service sales decreased in China by $36.0 million, with increases in all other regions. Compared to the prior year second quarter, net sales in the second quarter of fiscal 2014 included a $24.7 million unfavorable effect of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.

Surface net sales in the second quarter of fiscal 2014 were $443.6 million, compared to $712.8 million in the second quarter of fiscal 2013. The 37.8% decrease in Surface net sales in the current year second quarter included a decrease in original equipment sales of $230.4 million, or 65.6%, and a decrease in service sales of $38.8 million, or 10.7%. Both original equipment and service sales decreased in all regions. Compared to the prior year second quarter, net sales in the second quarter of fiscal 2014 included a $10.3 million unfavorable effect of foreign currency translation.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Quarter Ended
	May 2, 2014		April 26, 2013
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Underground	$67,532	13.0	$137,222	20.1
Surface	82,613	18.6	165,643	23.2
Corporate Expense	(14,203)		(16,647)
Eliminations	(10,200)		(7,585)
Total Operating Income	$125,742	13.5	$278,633	20.5
Underground operating income in the second quarter of fiscal 2014 was $67.5 million, or 13.0% of sales, compared to $137.2 million, or 20.1% of sales, in the second quarter of fiscal 2013. The 50.8% decrease in Underground operating income in the current year second quarter was impacted by $57.4 million due to lower sales volumes, $4.7 million due to a less favorable product mix, $16.5 million due to less favorable manufacturing cost absorption and $6.8 million due to higher period costs. These items were partially offset by an increase in other income of $1.0 million and reduced product development, selling and administrative expenses of $14.6 million, which included a $1.8 million decrease in restructuring charges. Compared to the prior year second quarter, Underground operating income in the second quarter of fiscal 2014 included a $6.8 million unfavorable effect of foreign currency translation.
Surface operating income in the second quarter of fiscal 2014 was $82.6 million, or 18.6% of sales, compared to $165.6 million, or 23.2% of sales, in the second quarter of fiscal 2013. The 50.1% decrease in Surface operating income in the current year second quarter was impacted by $88.1 million due to lower sales volumes, $2.4 million due to a less favorable product mix and $0.8 million due to less favorable manufacturing cost absorption. These items were partially offset by an increase in other income of $0.8 million, reduced period costs of $6.1 million and reduced product development, selling and administrative expenses of $1.4 million, which included a $0.9 million offset from an increase in restructuring charges. Compared to the prior year second quarter, Surface operating income in the second quarter of fiscal 2014 included a $0.3 million unfavorable impact of foreign currency translation.
Corporate expense in the second quarter of fiscal 2014 was $14.2 million, compared to $16.6 million in the second quarter of fiscal 2013. The 14.7% decrease in corporate expense is due to lower administrative expenses of $2.4 million, which included a $0.4 million offset from an increase in acquisition costs.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the second quarter of fiscal 2014 was $154.5 million, or 16.6% of sales, compared to $173.0 million, or 12.7% of sales, in the second quarter of fiscal 2013. Product development expense increased by $0.5 million, which was driven by investments in new product innovations, partially offset by reduced employee costs. Selling expense decreased by $12.1 million due to reduced employee costs and other cost reduction initiatives. Administrative expense decreased by $6.8 million due primarily to reduced employee costs, lower defined benefit employee pension plan costs, decreased restructuring costs and general spending reductions, partially offset by increased employee compensation costs.
Net Interest Expense
Net interest expense in the second quarter of fiscal 2014 was $13.8 million, compared to $15.2 million in the second quarter of fiscal 2013. The 8.8% decrease in net interest expense was primarily due to a lower balance on our Term Loan, increased interest income on higher balances of interest bearing assets and lower short-term rates on debt.
Provision for Income Taxes

The provision for income taxes in the second quarter of fiscal 2014 was $37.9 million, compared to $81.7 million in the second quarter of fiscal 2013. The effective income tax rate was 33.9% in the second quarter of fiscal 2014, compared to 31.0% in the prior year second quarter. The increase in the effective tax rate for the quarter was primarily attributable to a change in geographical mix of projected earnings and a change in the net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit.
Bookings
Bookings represent the cumulative amount of new customer orders for original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders included in bookings represent arrangements to purchase specific original equipment or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended May 2, 2014 and April 26, 2013 are as follows:

	Quarter Ended
In thousands	May 2, 2014	April 26, 2013	$ Change	% Change
Underground	$488,052	$711,660	$(223,608)	(31.4)
Surface	600,453	446,873	153,580	34.4
Eliminations	(40,923)	(29,729)	(11,194)
Total Bookings	$1,047,582	$1,128,804	$(81,222)	(7.2)
Underground bookings in the second quarter of fiscal 2014 were $488.1 million, compared to $711.7 million in the second quarter of fiscal 2013. The 31.4% decrease in Underground bookings in the current year second quarter is made up of a decrease in original equipment bookings of $229.4 million, or 59.7%, and an increase in service orders of $5.8 million, or 1.8%. Original equipment bookings decreased in all regions except Eurasia, which increased by $13.4 million. The overall decrease in original equipment orders is largely due to a longwall system order received in the U.S. in the prior year. Stronger rebuild activity contributed to increases in total service orders in all regions except North America and Australia, which decreased by $1.4 million and $4.4 million, respectively. Compared to the prior year second quarter, Underground bookings in the second quarter of fiscal 2014 included a $6.5 million favorable impact of foreign currency translation.
Surface bookings in the second quarter of fiscal 2014 were $600.5 million, compared to $446.9 million in the second quarter of fiscal 2013. The 34.4% increase in Surface bookings in the current year second quarter is made up of an increase in original equipment bookings of $108.0 million, or 101.6%, and an increase in service orders of $45.6 million, or 13.4%. Original equipment orders increased in all regions except Africa, which decreased by $14.3 million. The increase in original equipment orders is largely due to a multiple shovel order for a greenfield expansion project in the Canadian oil sands with deliveries in 2016. Service orders increased in North America, South America and Eurasia by $46.1 million, $2.1 million and $9.5 million, respectively, with decreases in all other regions. Compared to the prior year second quarter, Surface bookings in the second quarter of fiscal 2014 included an $8.2 million unfavorable impact of foreign currency translation.

Six Months Ended May 2, 2014 Compared With Six Months Ended April 26, 2013
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Six Months Ended
In thousands	May 2, 2014	April 26, 2013	$ Change	% Change
Net Sales
Underground	$995,341	$1,272,024	$(276,683)	(21.8)
Surface	844,321	1,318,279	(473,958)	(36.0)
Eliminations	(70,620)	(79,991)	9,371
Total Sales	$1,769,042	$2,510,312	$(741,270)	(29.5)
Underground net sales in the first six months of fiscal 2014 were $995.3 million, compared to $1.3 billion in the first six months of fiscal 2013. The 21.8% decrease in Underground net sales in the first six months of the current year included a decrease in original equipment sales of $233.0 million, or 40.2%, and a decrease in service sales of $43.7 million, or 6.3%. Original equipment sales decreased in all regions. Service sales decreased in Australia and China by $10.6 million and $70.9 million, respectively, with increases in all other regions. Compared to the first six months of the prior year, net sales in the first six months of fiscal 2014 included a $48.8 million unfavorable effect of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.
Surface net sales in the first six months of fiscal 2014 were $844.3 million, compared to $1.3 billion in the first six months of fiscal 2013. The 36.0% decrease in Surface net sales in the first six months of the current year included a decrease in original equipment sales of $405.6 million, or 64.7%, and a decrease in service sales of $68.4 million, or 9.9%. Original equipment sales decreased in all regions. Service sales decreased in all regions except Eurasia, which increased by $0.8 million. Compared to the first six months of the prior year, net sales in the first six months of fiscal 2014 included a $20.0 million unfavorable effect of foreign currency translation.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Six Months Ended
	May 2, 2014		April 26, 2013
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Underground	$130,138	13.1	$249,105	19.6
Surface	128,765	15.3	301,323	22.9
Corporate Expense	(28,425)		(29,479)
Eliminations	(19,491)		(21,164)
Total Operating Income	$210,987	11.9	$499,785	19.9
Underground operating income in the first six months of fiscal 2014 was $130.1 million, or 13.1% of sales, compared to $249.1 million, or 19.6% of sales, in the first six months of fiscal 2013. The 47.8% decrease in Underground operating income in the first six months of the current year was impacted by $98.1 million due to lower sales volumes, $11.4 million due to a less favorable product mix, $23.4 million due to less favorable manufacturing cost absorption and $10.6 million due to higher period costs, which included a $3.8 million gain from the true-up of first year excess purchase accounting changes in fiscal 2013. These items were partially offset by an increase in other income of $2.0 million and reduced product development, selling and administrative expenses of $22.5 million, which included a $2.2 million decrease in restructuring charges. Compared to the first six months of the prior year, Underground operating income in the first six months of fiscal 2014 included a $12.3 million unfavorable effect of foreign currency translation.
Surface operating income in the first six months of fiscal 2014 was $128.8 million, or 15.3% of sales, compared to $301.3 million, or 22.9% of sales, in the first six months of fiscal 2013. The 57.3% decrease in Surface operating income in the first six months of the current year was impacted by $155.7 million due to lower sales volumes, $5.2 million due to a less favorable product mix, $6.6 million due to less favorable manufacturing cost absorption, $5.4 million due to higher period costs and $0.4 million due to higher product development, selling and administrative expenses, which included a $1.4 million increase in restructuring charges. These items were partially offset by an increase in other income of $0.8 million. Compared to the first six months of the prior year, Surface operating income in the first six months of fiscal 2014 included a $0.8 million unfavorable impact of foreign currency translation.
Corporate expense in the first six months of fiscal 2014 was $28.4 million, compared to $29.5 million in the first six months of fiscal 2013. The 3.6% decrease in corporate expense is primarily due to higher other income of $0.5 million and lower administrative expenses of $0.6 million, which included a $0.9 million offset from an increase in restructuring costs and a $0.3 million offset from an increase in acquisition costs.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the first six months of fiscal 2014 was $307.6 million, or 17.4% of sales, compared to $330.2 million, or 13.2% of sales, in the first six months of fiscal 2013. Product development expense increased by $2.4 million, which was driven by investments in new product innovations, partially offset by reduced employee costs. Selling expense decreased by $19.9 million due to reduced employee costs and other cost reduction initiatives and lower defined benefit employee pension plan costs, partially offset by the prior year finalization of purchase accounting. Administrative expense decreased by $5.2 million due primarily to reduced employee costs, lower defined pension plan costs and general spending reductions, partially offset by higher bad debt expense, a prior year refund that did not repeat, increased restructuring costs and increased employee compensation costs.

Net Interest Expense
Net interest expense in the first six months of fiscal 2014 was $27.7 million, compared to $30.3 million in the first six months of fiscal 2013. The 8.8% decrease in net interest expense was primarily due to a lower balance on our Term Loan, increased interest income on higher balances of interest bearing assets and lower short-term rates on debt.
Provision for Income Taxes
The provision for income taxes in the first six months of fiscal 2014 was $60.5 million, compared to $145.5 million in the first six months of fiscal 2013. The effective income tax rate was 33.0% in the first six months of fiscal 2014, compared to 31.0% in the first six months of the prior year. The effective income tax rate excluding discrete tax adjustments was 33.5% in the first six months of fiscal 2014, compared to 31.0% in the first six months of the prior year. The increase in the effective tax rate for the quarter was primarily attributable to a change in geographical mix of projected earnings and a change in the net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit.
Bookings and Backlog
Bookings represent the cumulative amount of new customer orders for original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders included in bookings represent arrangements to purchase specific original equipment or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the six months ended May 2, 2014 and April 26, 2013 are as follows:

	Six Months Ended
In thousands	May 2, 2014	April 26, 2013	$ Change	% Change
Underground	$939,103	$1,310,427	$(371,324)	(28.3)
Surface	1,033,910	949,825	84,085	8.9
Eliminations	(64,905)	(106,756)	41,851
Total Bookings	$1,908,108	$2,153,496	$(245,388)	(11.4)
Underground bookings in the first six months of fiscal 2014 were $939.1 million, compared to $1.3 billion in the first six months of fiscal 2013. The 28.3% decrease in Underground bookings in the first six months of the current year is made up of a decrease in original equipment bookings of $382.7 million, or 56.2%, and an increase in service orders of $11.4 million, or 1.8%. Original equipment bookings decreased in all regions except Eurasia, which increased by $20.3 million due in part to the first low seam longwall system being booked there during the current year. This booking was offset by a longwall system order received in the U.S. in the prior year and lower conveyor system orders in Australia. Stronger component and rebuild activity contributed to increases in total service orders in all regions except Africa and Australia, which decreased by $0.3 million and $4.7 million, respectively. Compared to the first six months of the prior year, Underground bookings in the first six months of fiscal 2014 included a $39.5 million unfavorable impact of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.
Surface bookings in the first six months of fiscal 2014 were $1.0 billion, compared to $949.8 million in the first six months of fiscal 2013. The 8.9% increase in Surface bookings in the first six months of the current year is made up of an increase in original equipment bookings of $24.8 million, or 8.2%, and an increase in service orders of $59.3 million, or 9.1%. Original equipment orders increased in North America, South America and China by $59.7 million, $19.5 million and $3.5 million, respectively, with decreases in all other regions. The increase in original equipment orders is largely due to a multiple shovel order for a greenfield expansion project in the Canadian oil sands with deliveries in 2016. Service orders increased in North America, South America and Eurasia by $40.1 million, $27.8 million and $11.7 million, respectively, with decreases in all other regions. Compared to the first six months of the prior year, Surface bookings in the first six months of fiscal 2014 included a $23.7 million unfavorable impact of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar.
Backlog represents unfilled customer orders for our original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. The backlog amounts also exclude sales already recognized by period end under the percentage-of-completion method of accounting. Customer orders included in backlog represent contracts to purchase specific original equipment or services by customers who have satisfied our credit review procedures. The following table provides backlog as of May 2, 2014 and October 25, 2013:

In thousands	May 2, 2014	October 25, 2013
Underground	$894,989	$951,227
Surface	744,560	554,971
Eliminations	(23,652)	(29,367)
Total Backlog	$1,615,897	$1,476,831
The decrease in backlog for Underground was driven by continued softness in coal markets, resulting in a book to bill ratio of less than one. The increase in backlog for Surface was driven by orders for equipment into oil sands, iron ore and copper mines, resulting in a book to bill ratio of greater than one.

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
We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and postretirement benefits and costs and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 25, 2013 for a discussion of these policies. There were no material changes to these policies since our year ended October 25, 2013.

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of May 2, 2014 and October 25, 2013:

In thousands	May 2, 2014	October 25, 2013
Accounts receivable, net	$917,502	$1,083,663
Inventories	1,128,891	1,139,744
Trade accounts payable	(335,319)	(388,119)
Advance payments and progress billings	(403,518)	(399,768)
Trade Working Capital	$1,307,556	$1,435,520
Other current assets	201,838	193,328
Short-term notes payable, including current portion of long-term obligations	(58,089)	(58,669)
Employee compensation and benefits	(111,713)	(130,555)
Accrued warranties	(73,602)	(85,732)
Other accrued liabilities	(225,953)	(286,063)
Working Capital Excluding Cash and Cash Equivalents	$1,040,037	$1,067,829
Cash and cash equivalents	385,790	405,709
Working Capital	$1,425,827	$1,473,538
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
Cash provided by continuing operating activities during the first six months of fiscal 2014 was $206.7 million, compared to $93.3 million during the first six months of fiscal 2013. The increase in cash provided by continuing operations was primarily due to the collection of accounts receivable, advance payments on orders and reduced pension contributions, partially offset by lower earnings.
Cash used by investing activities during the first six months of fiscal 2014 was $40.2 million, compared to $84.9 million during the first six months of fiscal 2013. The decrease in cash used by investing activities was primarily due to a decline in capital expenditures.
Cash used by financing activities during the first six months of fiscal 2014 was $185.0 million, compared to $33.0 million during the first six months of fiscal 2013. The increase in cash used by financing activities was primarily due to treasury stock purchases of $129.5 million under the share repurchase program that was authorized in the fourth quarter of fiscal 2013.
On February 18, 2014, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on March 18, 2014 to all shareholders of record at the close of business on March 4, 2014. In addition, on May 19, 2014, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on June 18, 2014 to all shareholders of record at the close of business on June 4, 2014.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. For the six months ended May 2, 2014, we contributed $4.4 million to our defined benefit employee pension plans, and we do not expect contributions to exceed $50.0 million for the full fiscal year.
Credit Agreement
On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of May 2, 2014, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of May 2, 2014, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $187.6 million. As of May 2, 2014, there was $812.4 million available for borrowings under the Credit Agreement.
On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment , which was drawn in full to partially finance the fiscal 2011 acquisition of LeTourneau. The Term Loan requires quarterly principal payments and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of May 2, 2014, we were in compliance with all financial covenants of the Term Loan.
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
Stock Repurchase Program
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended May 2, 2014, we purchased 137,812 shares of common stock for approximately $7.5 million. During the six months ended May 2, 2014, we purchased 2,396,710 shares of common stock for approximately $129.5 million. Since its inception, the Company has repurchased 6,501,710 shares of common stock under the program for approximately $343.6 million, leaving $656.4 million available under the program.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of May 2, 2014, advance payments and progress billings were $403.5 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs. We had $385.8 million in cash and cash equivalents as of May 2, 2014 and $812.4 million available for borrowings under the Credit Agreement. Requirements for working capital, dividends, pension contributions, capital expenditures, acquisitions, stock repurchases and principal and interest payments on our Term Loan and senior notes will be adequately funded by cash on hand and continuing operations, supplemented by short and long term borrowings, as required.
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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended May 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference from Note 13, Contingent Liabilities, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
During the quarter ended May 2, 2014, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 25, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2014, we made the following purchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under the Publicly Announced Program*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program* (in millions)
February 1, 2014 - February 28, 2014	55,866	$53.06	55,866	$660.9
March 1, 2014 - March 28, 2014	81,946	$54.96	81,946	$656.4
March 29, 2014 - May 2, 2014	—	$—	—	$656.4
* In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
Form of Restricted Stock Unit Award Agreement, dated March 4, 2014, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on June 6, 2014.

JOY GLOBAL INC.
(Registrant)

Date: June 6, 2014	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 6, 2014	/s/ James E. Agnew
James E. Agnew
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)