Form 10-Q
period 2014-08-01
JOY GLOBAL INC
filed 2014-09-05
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 1, 2014
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 29, 2014
Common Stock, $1 par value	98,175,511

JOY GLOBAL INC.
FORM 10-Q INDEX
August 1, 2014

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions on which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are identified by forward-looking terms such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "indicate," "intend," "may be," "objective," "plan," "potential," "predict," "should," "will be," and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, risks associated with acquisitions and the risks discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended October 25, 2013 and in other filings that we make with the U.S. Securities and Exchange Commission (the "SEC"). Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Nine Months Ended
	August 1, 2014	July 26, 2013	August 1, 2014	July 26, 2013
Net sales	$875,661	$1,320,611	$2,644,703	$3,830,923
Cost of sales	623,729	880,209	1,879,499	2,562,537
Product development, selling and administrative expenses	137,259	167,155	444,822	497,389
Other income	(4,618)	(1,092)	(9,896)	(3,127)
Operating income	119,291	274,339	330,278	774,124
Interest income	1,707	2,536	6,583	6,180
Interest expense	(16,604)	(16,138)	(49,148)	(50,120)
Income from continuing operations before income taxes	104,394	260,737	287,713	730,184
Provision for income taxes	33,105	77,550	93,612	223,079
Income from continuing operations	71,289	183,187	194,101	507,105
Loss from discontinued operations, net of income taxes	—	—	—	(225)
Net income	$71,289	$183,187	$194,101	$506,880
Basic earnings per share:
Income from continuing operations	$0.71	$1.72	$1.93	$4.77
Loss from discontinued operations	—	—	—	—
Net income	$0.71	$1.72	$1.93	$4.77
Diluted earnings per share:
Income from continuing operations	$0.71	$1.71	$1.91	$4.73
Loss from discontinued operations	—	—	—	—
Net income	$0.71	$1.71	$1.91	$4.73
Dividends per share	$0.20	$0.175	$0.55	$0.525
Weighted average shares outstanding:
Basic	99,856	106,465	100,666	106,378
Diluted	100,738	107,312	101,536	107,321
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Quarter Ended
	August 1, 2014	July 26, 2013
Net income	$71,289	$183,187
Other comprehensive income (loss):
Change in unrecognized pension and other postretirement obligations, net of (benefits) taxes of ($6,516) and $2,338	(10,176)	4,888
Derivative instrument fair market value adjustment, net of taxes of $165 and $2,817	425	6,371
Foreign currency translation adjustment	20,145	(54,642)
Total other comprehensive income (loss), net of taxes	10,394	(43,383)
Comprehensive income	$81,683	$139,804

	Nine Months Ended
	August 1, 2014	July 26, 2013
Net income	$194,101	$506,880
Other comprehensive income (loss):
Change in unrecognized pension and other postretirement obligations, net of (benefits) taxes ($3,286) and $7,013	(2,641)	14,665
Derivative instrument fair market value adjustment, net of taxes of $63 and $24	139	1,165
Foreign currency translation adjustment	(4,327)	(67,570)
Total other comprehensive loss, net of taxes	(6,829)	(51,740)
Comprehensive income	$187,272	$455,140

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	August 1, 2014	October 25, 2013
ASSETS
Current assets:
Cash and cash equivalents	$308,042	$405,709
Accounts receivable, net	890,838	1,083,663
Inventories	1,211,735	1,139,744
Other current assets	187,315	193,328
Total current assets	2,597,930	2,822,444
Property, plant and equipment, net	910,738	912,642
Other assets:
Other intangible assets, net	324,544	331,812
Goodwill	1,516,970	1,480,519
Deferred income taxes	44,890	41,532
Other non-current assets	195,637	200,633
Total other assets	2,082,041	2,054,496
Total assets	$5,590,709	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$168	$58,669
Trade accounts payable	356,871	388,119
Employee compensation and benefits	114,351	130,555
Advance payments and progress billings	397,483	399,768
Accrued warranties	63,685	85,732
Other accrued liabilities	229,118	286,063
Current liabilities of discontinued operations	11,581	11,684
Total current liabilities	1,173,257	1,360,590
Long-term obligations	1,269,327	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,687	20,723
Accrued pension costs	164,449	149,805
Other non-current liabilities	154,003	143,168
Total other liabilities	338,139	313,696
Shareholders’ equity	2,809,986	2,858,369
Total liabilities and shareholders’ equity	$5,590,709	$5,789,582
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	August 1, 2014	July 26, 2013
Operating Activities:
Net income	$194,101	$506,880
Loss from discontinued operations	—	225
Adjustments to continuing operations:
Depreciation and amortization	98,725	79,864
Changes in deferred income taxes	(5,864)	12,767
Contributions to defined benefit employee pension plans	(5,760)	(115,412)
Defined benefit employee pension plan expense	13,575	12,553
Share-based compensation expense	11,204	23,312
Excess tax benefit from share-based compensation awards	(1,727)	(1,672)
Changes in long-term receivables	(2,650)	(65,795)
Other adjustments to continuing operations, net	(3,829)	816
Changes in working capital items attributed to continuing operations, net of acquisition:
Accounts receivable, net	214,448	161,529
Inventories	(84,439)	69,621
Other current assets	12,324	(18,047)
Trade accounts payable	(29,442)	(36,178)
Employee compensation and benefits	(15,291)	(29,379)
Advance payments and progress billings	(3,352)	(152,918)
Accrued warranties	(21,579)	(13,856)
Other accrued liabilities	(72,123)	8,830
Net cash provided by operating activities of continuing operations	298,321	443,140
Net cash used by operating activities of discontinued operations	(103)	(1,567)
Net cash provided by operating activities	298,218	441,573
Investing Activities:
Acquisition of Mining Technologies International Inc.	(47,058)	—
Property, plant and equipment acquired	(69,068)	(117,909)
Proceeds from sale of property, plant and equipment	8,882	2,939
Other investing activities, net	(89)	(98)
Net cash used by investing activities	(107,333)	(115,068)
Financing Activities:
Common stock issued	10,189	5,461
Excess tax benefit from share-based compensation awards	1,727	1,672
Dividends paid	(55,334)	(55,726)
Repayments of term loan	(37,500)	(37,500)
Changes in short and other long-term obligations, net	(9,220)	(5,659)
Treasury stock purchased	(194,336)	—
Financing fees	(2,826)	—
Net cash used by financing activities	(287,300)	(91,752)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,252)	(12,576)
(Decrease) Increase in Cash and Cash Equivalents	(97,667)	222,177
Cash and Cash Equivalents at Beginning of Period	405,709	263,873
Cash and Cash Equivalents at End of Period	$308,042	$486,050

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Joy Global Inc. (the "Company") is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery ("Underground") and Surface Mining Equipment ("Surface"). We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of coal and other minerals and ores and provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, South Africa and the United Kingdom.

2.	Basis of Presentation
The Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to SEC rules and regulations. In our opinion, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. All such adjustments made are of a normal recurring nature. The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.
These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 25, 2013. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions
Acquisition of Mining Technologies International Inc.
On May 30, 2014, we closed on the purchase of certain assets of Mining Technologies International Inc. ("MTI") for $47.1 million dollars, subject to a working capital adjustment. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We have acquired substantially all of the assets associated with MTI’s hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included in the accompanying financial statements as part of the Underground segment from the acquisition date forward.
In connection with the acquisition, we have preliminarily recorded goodwill of approximately $9.5 million and intangible assets of approximately $6.2 million. The intangible assets are primarily comprised of customer relationships and designs and drawings, which are being amortized over their respective estimated useful lives. The accounting for the purchase price is preliminary and subject to change, as we are in the process of obtaining third party valuations of assets acquired.

4.	Inventories
Consolidated inventories consist of the following:

In thousands	August 1, 2014	October 25, 2013
Finished goods	$877,519	$838,052
Work in process	258,421	233,303
Raw materials	75,795	68,389
Total inventories	$1,211,735	$1,139,744
Finished goods include finished components and parts in addition to any finished equipment.

5.	Warranties

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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Nine Months Ended
In thousands	August 1, 2014	July 26, 2013	August 1, 2014	July 26, 2013
Balance, beginning of period	$73,602	$83,691	$85,732	$100,646
Accrual for warranty expensed during the period	7,138	11,577	23,801	36,498
Settlements made during the period	(17,357)	(8,651)	(46,533)	(49,359)
Effect of foreign currency translation	56	(1,676)	439	(2,844)
Acquired warranty accrual	246	—	246	—
Balance, end of period	$63,685	$84,941	$63,685	$84,941

6.	Borrowings and Credit Facilities
On July 29, 2014, we entered into a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019 (as amended, the "Credit Agreement"). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012 (the "Prior Credit Agreement"), that was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of August 1, 2014, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of August 1, 2014, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $176.3 million. As of August 1, 2014, there was $823.7 million available for borrowings under the Credit Agreement.
On July 29, 2014, we entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million (as amended, the "Term Loan"). The Term Loan amended our prior term loan, dated as of June 16, 2011 (the "Prior Term Loan"). The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date of amendment. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of August 1, 2014, we were in compliance with all financial covenants of the Term Loan.
On October 12, 2011, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due in 2021 (the "2021 Notes") at a discount of $4.2 million in an offering that was registered under the Securities Act. Interest on the 2021 Notes is paid semi-annually in arrears on October 15 and April 15 of each year, and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.5%.
In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (the "2016 Notes" and "2036 Notes," respectively). Interest on the 2016 Notes and 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2016 Notes and 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries. The 2016 Notes and 2036 Notes were issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2016 Notes and 2036 Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2016 Notes and 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2016 Notes and 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.
Direct borrowings and capital lease obligations consist of the following:

In thousands	August 1, 2014	October 25, 2013
Domestic:
Term Loan due 2016	$—	$412,500
Term Loan due 2019	375,000	—
6.0% Senior Notes due 2016	249,030	248,733
5.125% Senior Notes due 2021	496,713	496,438
6.625% Senior Notes due 2036	148,515	148,493
Other secured borrowings	—	1,212
Foreign:
Capital leases	237	—
Short-term borrowings	—	8,220
Total obligations	1,269,495	1,315,596
Less: Amounts due within one year	(168)	(58,669)
Long-term obligations	$1,269,327	$1,256,927

7.	Accumulated Other Comprehensive (Loss) Income
Comprehensive income and its components are presented in the Condensed Consolidated Statements of Comprehensive Income. Changes in accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Quarter ended August 1, 2014				Quarter ended July 26, 2013
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(532,587)	$4,742	$2,988	$(524,857)	$(549,681)	$(327)	$33,002	$(517,006)
Other comprehensive income (loss) before reclassifications, net of taxes	(15,202)	262	20,145	5,205	—	6,842	(54,642)	(47,800)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	5,026	163	—	5,189	4,888	(471)	—	4,417
Total other comprehensive income (loss), net of taxes	(10,176)	425	20,145	10,394	4,888	6,371	(54,642)	(43,383)
Ending balance	$(542,763)	$5,167	$23,133	$(514,463)	$(544,793)	$6,044	$(21,640)	$(560,389)

	Nine months ended August 1, 2014				Nine months ended July 26, 2013
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(540,122)	$5,028	$27,460	$(507,634)	$(559,458)	$4,879	$45,930	$(508,649)
Other comprehensive (loss) income before reclassifications, net of taxes	(15,202)	3,555	(4,327)	(15,974)	—	3,879	(67,570)	(63,691)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	12,561	(3,416)	—	9,145	14,665	(2,714)	—	11,951
Total other comprehensive (loss) income, net of taxes	(2,641)	139	(4,327)	(6,829)	14,665	1,165	(67,570)	(51,740)
Ending balance	$(542,763)	$5,167	$23,133	$(514,463)	$(544,793)	$6,044	$(21,640)	$(560,389)

Details of the reclassifications from accumulated other comprehensive (loss) income are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
	Quarter Ended		Nine Months Ended		Affected Line Items in the Statements of Income
	August 1, 2014	July 26, 2013	May 2, 2014	April 26, 2013
Change in unrecognized pension and other postretirement obligations:
Amortization of prior service cost	$181	$170	$539	$510	Cost of sales/Product development, selling and administrative expense*
Amortization of net actuarial gain	5,544	7,056	15,951	21,168	Cost of sales/Product development, selling and administrative expense*
Curtailment loss attributable to unrecognized prior negotiated enhancements	1,582	—	1,582	—	Cost of sales/Product development, selling and administrative expense*
Deferred tax	(2,281)	(2,338)	(5,511)	(7,013)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	$5,026	$4,888	$12,561	$14,665

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$227	$(680)	$(4,805)	$(4,120)	Net sales/Cost of sales**
Deferred tax	(64)	209	1,389	1,406	Provision for income taxes
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	$163	$(471)	$(3,416)	$(2,714)

Total reclassifications for the period	$5,189	$4,417	$9,145	$11,951

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Footnote 10, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Footnote 11, Derivatives, for additional information.

8.	Shareholders' Equity
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended August 1, 2014, we purchased 1,091,602 shares of common stock for approximately $64.8 million. During the nine months ended August 1, 2014, we purchased 3,488,312 shares of common stock for approximately $194.3 million. Since its inception, the Company has repurchased 7,593,312 shares of common stock under the program for approximately $408.4 million, leaving $591.6 million available under the program.

9.	Share-Based Compensation
Total share-based compensation (income) expense recognized for the quarters ended August 1, 2014 and July 26, 2013 is$(2.0) million and $5.0 million, respectively. Total share-based compensation expense recognized for the nine months ended August 1, 2014 and July 26, 2013 is $11.2 million and $23.3 million, respectively. The fluctuation in share-based compensation is the result of the adjustment of forfeiture rates and the reassessment of performance related measures in the third quarter of fiscal 2014. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net income.
The corresponding deferred taxes recognized related to the share-based compensation is a liability of $0.1 million and an asset of $1.6 million for the quarters ended August 1, 2014 and July 26, 2013, respectively. The corresponding deferred tax asset recognized related to the share-based compensation expense is $3.0 million and $6.8 million for the nine months ended August 1, 2014 and July 26, 2013, respectively.

10.	Retiree Benefits
The components of the net periodic benefit cost associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	August 1, 2014	July 26, 2013	August 1, 2014	July 26, 2013
Service cost	$1,634	$2,848	$195	$270
Interest cost	22,511	19,524	315	292
Expected return on assets	(27,348)	(25,604)	(121)	(106)
Amortization of:
Prior service cost	148	153	33	17
Actuarial loss (gain)	5,703	7,264	(159)	(208)
Curtailment loss	7,838	—	—	—
Net periodic benefit cost	$10,486	$4,185	$263	$265

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
In thousands	August 1, 2014	July 26, 2013	August 1, 2014	July 26, 2013
Service cost	$4,672	$8,543	$714	$812
Interest cost	63,810	58,571	959	876
Expected return on assets	(79,747)	(76,812)	(415)	(320)
Amortization of:
Prior service cost	440	458	99	52
Actuarial loss (gain)	16,562	21,793	(611)	(625)
Curtailment loss	7,838	—	—	—
Net periodic benefit cost	$13,575	$12,553	$746	$795

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions, including changes in the discount rate and expected return on assets. For the nine months ended August 1, 2014, we contributed $5.8 million to our defined benefit employee pension plans, and we do not expect contributions to exceed $50.0 million for the full fiscal year.
During the current quarter, we substantially completed negotiations with certain of our U.S. bargaining units to freeze their respective defined benefit plans at the end of the calendar year. These actions resulted in a $7.8 million non-cash pension curtailment charge in the current quarter.

11.	Derivatives
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
For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by October 2015. There was no ineffectiveness related to these derivative contracts for the quarter ended August 1, 2014, and there was a gain of

$0.2 million recorded in the Condensed Consolidated Statements of Income related to the ineffectiveness of these derivative contracts for the quarter ended July 26, 2013. There was a gain of less than $0.1 million and a gain of $0.8 million recorded in the Condensed Consolidated Statements of Income related to the ineffectiveness of these derivative contracts for the nine months ended August 1, 2014 and July 26, 2013, respectively.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended August 1, 2014 and July 26, 2013, we recorded gains of $0.1 million and $1.0 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item. For the nine months ended August 1, 2014 and July 26, 2013, we recorded losses of $0.7 million and $0.2 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended August 1, 2014 and July 26, 2013, we recorded gains of $0.1 million and $5.5 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations. For the nine months ended August 1, 2014 and July 26, 2013, we recorded gains of $2.7 million and $2.3 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of Gain Recognized in Other Comprehensive Income	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended August 1, 2014	$363	Cost of sales	$(267)
		Sales	40
Nine months ended August 1, 2014	$5,007	Cost of sales	$4,586
		Sales	219
Quarter ended July 26, 2013	$9,868	Cost of sales	$1,262
		Sales	(582)
Nine months ended July 26, 2013	$5,309	Cost of sales	$4,884
		Sales	(764)
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The terms of the forward contract determine the timing and amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

12.	Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	August 1, 2014	July 26, 2013	August 1, 2014	July 26, 2013
Numerator:
Income from continuing operations	$71,289	$183,187	$194,101	$507,105
Loss from discontinued operations, net of income taxes	—	—	—	(225)
Net income	$71,289	$183,187	$194,101	$506,880
Denominator:
Weighted average shares outstanding	99,856	106,465	100,666	106,378
Dilutive effect of stock options, performance shares and restricted stock units	882	847	870	943
Weighted average shares outstanding assuming dilution	100,738	107,312	101,536	107,321
Basic earnings per share:
Income from continuing operations	$0.71	$1.72	$1.93	$4.77
Loss from discontinued operations	—	—	—	—
Net income	$0.71	$1.72	$1.93	$4.77
Diluted earnings per share:
Income from continuing operations	$0.71	$1.71	$1.91	$4.73
Loss from discontinued operations	—	—	—	—
Net income	$0.71	$1.71	$1.91	$4.73
Options to purchase a weighted average of 1.7 million and 1.6 million shares were excluded from the calculations of diluted earnings per share for the quarters ended August 1, 2014 and July 26, 2013, respectively, as the effect would have been antidilutive. Options to purchase a weighted average of 1.8 million and 1.3 million shares were excluded from the calculations of diluted earnings per share for the nine months ended August 1, 2014 and July 26, 2013, respectively, as the effect would have been antidilutive.

13.	Fair Value Measurements
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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of August 1, 2014 and October 25, 2013. As of August 1, 2014 and October 25, 2013, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of August 1, 2014
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$20,221	$20,221	$20,221	$—
Other Current Assets
Derivatives	$7,297	$7,297	$—	$7,297
Other Accrued Liabilities
Derivatives	$3,726	$3,726	$—	$3,726
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$381,441	$—	$381,441
6.0% Senior Notes due 2016	$249,030	$275,375	$—	$275,375
5.125% Senior Notes due 2021	$496,713	$543,250	$—	$543,250
6.625% Senior Notes due 2036	$148,515	$176,220	$—	$176,220

Fair Value Measurements as of October 25, 2013
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$29,221	$29,221	$29,221	$—
Other Current Assets
Derivatives	$9,593	$9,593	$—	$9,593
Other Accrued Liabilities
Derivatives	$6,608	$6,608	$—	$6,608
Long-term Obligations Including Amounts due within One Year
Term Loan due 2016	$412,500	$432,952	$—	$432,952
6.0% Senior Notes due 2016	$248,733	$280,425	$—	$280,425
5.125% Senior Notes due 2021	$496,438	$531,400	$—	$531,400
6.625% Senior Notes due 2036	$148,493	$165,600	$—	$165,600
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
Term Loan: The fair value of the Term Loan is estimated using discounted cash flows and market conditions.
Senior Notes: The fair market value of the senior notes is estimated based on market quotations of similar instruments at the respective period end.

14.	Contingent Liabilities
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 3,050 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters. In addition, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect our results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.
As of August 1, 2014, we were contingently liable to financial institutions and others for approximately $206.9 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other guarantees in the ordinary course of business. Of the $206.9 million, approximately $27.7 million relates to surety bonds and $2.7 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

15.	Segment Information
We operate in two reportable segments: Underground and Surface. Crushing and conveying operating results related to surface applications are reported as part of the Surface segment, while total crushing and conveying operating results are included in the Underground segment. Eliminations primarily consist of the surface applications of crushing and conveying included in both operating segments. The results of operations for MTI have been included in the Underground segment from the acquisition date forward.
Operating income (loss) of segments does not include interest income and expense, corporate administration expenses and the provision for income taxes.

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended August 1, 2014
Net sales	$470,747	$435,186	$—	$(30,272)	$875,661
Operating income (loss)	$47,635	$87,269	$(7,039)	$(8,574)	$119,291
Interest income	—	—	1,707	—	1,707
Interest expense	—	—	(16,604)	—	(16,604)
Income (loss) from continuing operations before income taxes	$47,635	$87,269	$(21,936)	$(8,574)	$104,394
Depreciation and amortization	$18,568	$14,625	$695	$—	$33,888
Capital expenditures	$12,675	$10,078	$2,011	$—	$24,764

Quarter ended July 26, 2013
Net sales	$722,748	$640,919	$—	$(43,056)	$1,320,611
Operating income (loss)	$138,225	$157,353	$(10,601)	$(10,638)	$274,339
Interest income	—	—	2,536	—	2,536
Interest expense	—	—	(16,138)	—	(16,138)
Income (loss) from continuing operations before income taxes	$138,225	$157,353	$(24,203)	$(10,638)	$260,737
Depreciation and amortization	$17,419	$12,825	$747	$—	$30,991
Capital expenditures	$9,877	$18,029	$3,002	$—	$30,908

In thousands	Underground	Surface	Corporate	Eliminations	Total
Nine months ended August 1, 2014
Net sales	$1,466,088	$1,279,507	$—	$(100,892)	$2,644,703
Operating income (loss)	$177,773	$216,034	$(35,464)	$(28,065)	$330,278
Interest income	—	—	6,583	—	6,583
Interest expense	—	—	(49,148)	—	(49,148)
Income (loss) from continuing operations before income taxes	$177,773	$216,034	$(78,029)	$(28,065)	$287,713
Depreciation and amortization	$54,780	$41,834	$2,111	$—	$98,725
Capital expenditures	$31,653	$33,446	$3,969	$—	$69,068

Nine months ended July 26, 2013
Net sales	$1,994,772	$1,959,198	$—	$(123,047)	$3,830,923
Operating income (loss)	$387,330	$458,676	$(40,080)	$(31,802)	$774,124
Interest income	—	—	6,180	—	6,180
Interest expense	—	—	(50,120)	—	(50,120)
Income (loss) from continuing operations before income taxes	$387,330	$458,676	$(84,020)	$(31,802)	$730,184
Depreciation and amortization	$40,182	$37,504	$2,178	$—	$79,864
Capital expenditures	$61,682	$50,417	$5,810	$—	$117,909

16.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning on October 28, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, cross references to the related footnote for additional information would be appropriate. ASU 2013-02 was effective for the Company beginning on October 26, 2013. The adoption of this guidance had no impact on our financial condition or results of operations but impacted the presentation of other comprehensive income in the footnotes of the financial statements.

17.	Subsidiary Guarantors
The following tables present condensed consolidated financial information as of August 1, 2014 and October 25, 2013 and for the quarters and nine months ended August 1, 2014 and July 26, 2013 for: (a) the Company; (b) on a combined basis, the guarantors of the 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Global Underground Mining LLC, Joy Global Surface Mining Inc., N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the "Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the "Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Income Quarter ended August 1, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$523,862	$560,533	$(208,734)	$875,661
Cost of sales	—	381,527	411,714	(169,512)	623,729
Product development, selling and administrative expenses	7,017	49,531	80,711	—	137,259
Other (income) expense	—	2,344	(6,962)	—	(4,618)
Operating income (loss)	(7,017)	90,460	75,070	(39,222)	119,291
Intercompany items	15,641	(14,897)	(7,048)	6,304	—
Interest (expense) income, net	(15,614)	1,083	(366)	—	(14,897)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(6,990)	76,646	67,656	(32,918)	104,394
Provision (benefit) for income taxes	(5,923)	32,719	6,330	(21)	33,105
Equity in income of subsidiaries	72,356	25,017	—	(97,373)	—
Income from continuing operations	$71,289	$68,944	$61,326	$(130,270)	$71,289

Comprehensive income	$81,683	$69,038	$80,787	$(149,825)	$81,683

Condensed Consolidating Statement of Income Quarter ended July 26, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$707,663	$1,007,889	$(394,941)	$1,320,611
Cost of sales	—	488,431	717,550	(325,772)	880,209
Product development, selling and administrative expenses	10,564	77,590	79,001	—	167,155
Other (income) expense	—	8,675	(9,767)	—	(1,092)
Operating income (loss)	(10,564)	132,967	221,105	(69,169)	274,339
Intercompany items	28,719	(23,009)	(41,956)	36,246	—
Interest (expense) income, net	(16,097)	1,102	1,393	—	(13,602)
Income from continuing operations before income taxes and equity in income of subsidiaries	2,058	111,060	180,542	(32,923)	260,737
Provision (benefit) for income taxes	(16,484)	66,875	27,159	—	77,550
Equity in income of subsidiaries	164,645	48,563	—	(213,208)	—
Income from continuing operations	$183,187	$92,748	$153,383	$(246,131)	$183,187

Comprehensive income	$139,804	$93,607	$107,071	$(200,678)	$139,804

Condensed Consolidating Statement of Income Nine months ended August 1, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,504,843	$1,793,900	$(654,040)	$2,644,703
Cost of sales	—	1,115,516	1,301,028	(537,045)	1,879,499
Product development, selling and administrative expenses	35,840	184,036	224,946	—	444,822
Other (income) expense	(473)	8,496	(17,919)	—	(9,896)
Operating income (loss)	(35,367)	196,795	285,845	(116,995)	330,278
Intercompany items	48,422	(60,625)	(19,053)	31,256	—
Interest (expense) income, net	(47,495)	4,679	251	—	(42,565)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(34,440)	140,849	267,043	(85,739)	287,713
Provision (benefit) for income taxes	(15,855)	88,939	20,528	—	93,612
Equity in income of subsidiaries	212,686	105,984	—	(318,670)	—
Income from continuing operations	$194,101	$157,894	$246,515	$(404,409)	$194,101

Comprehensive income	$187,272	$159,288	$240,592	$(399,880)	$187,272

Condensed Consolidating Statement of Income Nine months ended July 26, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,125,416	$2,783,893	$(1,078,386)	$3,830,923
Cost of sales	—	1,477,877	1,961,080	(876,420)	2,562,537
Product development, selling and administrative expenses	39,974	231,533	225,882	—	497,389
Other (income) expense	—	24,636	(27,763)	—	(3,127)
Operating income (loss)	(39,974)	391,370	624,694	(201,966)	774,124
Intercompany items	86,728	(66,824)	(104,489)	84,585	—
Interest (expense) income, net	(49,022)	1,676	3,406	—	(43,940)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(2,268)	326,222	523,611	(117,381)	730,184
Provision (benefit) for income taxes	(37,121)	190,740	69,460	—	223,079
Equity in income of subsidiaries	472,252	245,173	—	(717,425)	—
Income from continuing operations	$507,105	$380,655	$454,151	$(834,806)	$507,105

Comprehensive income	$455,140	$377,904	$390,310	$(768,214)	$455,140

Condensed Consolidating Balance Sheet As of August 1, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$35,061	$7,023	$265,958	$—	$308,042
Accounts receivable, net	—	388,539	517,012	(14,713)	890,838
Inventories	—	497,772	823,590	(109,627)	1,211,735
Other current assets	65,908	7,391	114,001	15	187,315
Total current assets	100,969	900,725	1,720,561	(124,325)	2,597,930
Property, plant and equipment, net	19,939	352,312	541,304	(2,817)	910,738
Other assets:
Other intangible assets, net	—	233,878	90,666	—	324,544
Goodwill	—	453,375	1,063,595	—	1,516,970
Deferred income taxes	(23,013)	—	67,903	—	44,890
Other non-current assets	4,188,375	1,970,602	2,700,337	(8,663,677)	195,637
Total other assets	4,165,362	2,657,855	3,922,501	(8,663,677)	2,082,041
Total assets	$4,286,270	$3,910,892	$6,184,366	$(8,790,819)	$5,590,709
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$—	$—	$168	$—	$168
Trade accounts payable	1,294	188,844	166,733	—	356,871
Employee compensation and benefits	8,863	53,112	52,376	—	114,351
Advance payments and progress billings	—	126,478	289,283	(18,278)	397,483
Accrued warranties	—	18,319	45,366	—	63,685
Other accrued liabilities	35,275	52,031	148,447	(6,635)	229,118
Current liabilities of discontinued operations	—	11,581	—	—	11,581
Total current liabilities	45,432	450,365	702,373	(24,913)	1,173,257
Long-term obligations	1,269,258	—	69	—	1,269,327
Other liabilities:
Liabilities for postretirement benefits	18,827	860	—	—	19,687
Accrued pension costs	152,146	5,207	7,096	—	164,449
Other non-current liabilities	(9,379)	7,872	155,510	—	154,003
Total other liabilities	161,594	13,939	162,606	—	338,139
Shareholders’ equity	2,809,986	3,446,588	5,319,318	(8,765,906)	2,809,986
Total liabilities and shareholders’ equity	$4,286,270	$3,910,892	$6,184,366	$(8,790,819)	$5,590,709

Condensed Consolidating Balance Sheet As of October 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$122,901	$20,361	$262,447	$—	$405,709
Accounts receivable, net	—	410,928	679,183	(6,448)	1,083,663
Inventories	—	456,345	813,182	(129,783)	1,139,744
Other current assets	68,792	16,957	107,564	15	193,328
Total current assets	191,693	904,591	1,862,376	(136,216)	2,822,444
Property, plant and equipment, net	18,081	375,026	519,535	—	912,642
Other assets:
Other intangible assets, net	—	247,200	84,612	—	331,812
Goodwill	—	454,199	1,026,320	—	1,480,519
Deferred income taxes	(49,393)	—	90,925	—	41,532
Other non-current assets	4,168,916	2,065,239	3,968,205	(10,001,727)	200,633
Total other assets	4,119,523	2,766,638	5,170,062	(10,001,727)	2,054,496
Total assets	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$449	$8,220	$—	$58,669
Trade accounts payable	2,565	165,691	219,863	—	388,119
Employee compensation and benefits	10,080	52,260	68,215	—	130,555
Advance payments and progress billings	—	144,853	269,628	(14,713)	399,768
Accrued warranties	—	30,111	55,621	—	85,732
Other accrued liabilities	24,545	54,285	211,074	(3,841)	286,063
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	87,190	459,333	832,621	(18,554)	1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,881	842	—	—	20,723
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other non-current liabilities	(29,193)	7,851	164,510	—	143,168
Total other liabilities	127,574	14,378	171,744	—	313,696
Shareholders’ equity	2,858,369	3,571,781	6,547,608	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582

Condensed Consolidating Statement of Cash Flows Nine months ended August 1, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$194,291	$(4,062)	$108,092	$298,321
Net cash used by operating activities of discontinued operations	—	(103)	—	(103)
Net cash provided (used) by operating activities	194,291	(4,165)	108,092	298,218
Investing Activities:
Acquisition of Mining Technologies International Inc.	—	—	(47,058)	(47,058)
Property, plant and equipment acquired	(3,969)	(15,317)	(49,782)	(69,068)
Proceeds from sale of property, plant and equipment	—	7,124	1,758	8,882
Other investing activities, net	(82)	232	(239)	(89)
Net cash used by investing activities	(4,051)	(7,961)	(95,321)	(107,333)
Financing Activities:
Common stock issued	10,189	—	—	10,189
Excess tax benefit from share-based compensation awards	1,727	—	—	1,727
Dividends paid	(55,334)	—	—	(55,334)
Repayments of term loan	(37,500)	—	—	(37,500)
Changes in short and long-term obligations, net	—	(1,212)	(8,008)	(9,220)
Treasury stock purchased	(194,336)	—	—	(194,336)
Financing fees	(2,826)	—	—	(2,826)
Net cash used by financing activities	(278,080)	(1,212)	(8,008)	(287,300)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,252)	(1,252)
(Decrease) Increase in Cash and Cash Equivalents	(87,840)	(13,338)	3,511	(97,667)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$35,061	$7,023	$265,958	$308,042

Condensed Consolidating Statement of Cash Flows Nine months ended July 26, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$277,846	$52,180	$113,114	$443,140
Net cash used by operating activities of discontinued operations	—	(1,567)	—	(1,567)
Net cash provided by operating activities	277,846	50,613	113,114	441,573
Investing Activities:
Property, plant and equipment acquired	(5,810)	(29,353)	(82,746)	(117,909)
Proceeds from sale of property, plant and equipment	—	1,272	1,667	2,939
Other investing activities, net	(98)	—	—	(98)
Net cash used by investing activities	(5,908)	(28,081)	(81,079)	(115,068)
Financing Activities:
Common stock issued	5,461	—	—	5,461
Excess tax benefit from share-based compensation awards	1,672	—	—	1,672
Dividends paid	(55,726)	—	—	(55,726)
Repayments of term loan	(37,500)	—	—	(37,500)
Changes in short and long-term obligations, net	—	(316)	(5,343)	(5,659)
Net cash used by financing activities	(86,093)	(316)	(5,343)	(91,752)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(12,576)	(12,576)
Increase in Cash and Cash Equivalents	185,845	22,216	14,116	222,177
Cash and Cash Equivalents at Beginning of Period	3,459	6,628	253,786	263,873
Cash and Cash Equivalents at End of Period	$189,304	$28,844	$267,902	$486,050

18.	Supplemental Subsidiary Guarantors
The following tables present condensed consolidated financial information as of August 1, 2014 and October 25, 2013 and for the quarters and nine months ended August 1, 2014 and July 26, 2013 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc., N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the "Supplemental Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries ("Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Income Quarter ended August 1, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$520,247	$564,148	$(208,734)	$875,661
Cost of sales	—	378,457	414,784	(169,512)	623,729
Product development, selling and administrative expenses	7,017	49,337	80,905	—	137,259
Other (income) expense	—	2,350	(6,968)	—	(4,618)
Operating income (loss)	(7,017)	90,103	75,427	(39,222)	119,291
Intercompany items	15,641	(14,897)	(7,048)	6,304	—
Interest (expense) income, net	(15,614)	1,055	(338)	—	(14,897)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(6,990)	76,261	68,041	(32,918)	104,394
Provision (benefit) for income taxes	(5,923)	32,720	6,329	(21)	33,105
Equity in income of subsidiaries	72,356	25,017	—	(97,373)	—
Income from continuing operations	$71,289	$68,558	$61,712	$(130,270)	$71,289

Comprehensive income	$81,683	$68,652	$81,173	$(149,825)	$81,683

Condensed Consolidating Statement of Income Quarter ended July 26, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$705,240	$1,010,312	$(394,941)	$1,320,611
Cost of sales	—	486,694	719,287	(325,772)	880,209
Product development, selling and administrative expenses	10,564	77,403	79,188	—	167,155
Other (income) expense	—	8,669	(9,761)	—	(1,092)
Operating income (loss)	(10,564)	132,474	221,598	(69,169)	274,339
Intercompany items	28,719	(23,009)	(41,956)	36,246	—
Interest (expense) income, net	(16,097)	1,110	1,385	—	(13,602)
Income from continuing operations before income taxes and equity in income of subsidiaries	2,058	110,575	181,027	(32,923)	260,737
Provision (benefit) for income taxes	(16,484)	66,875	27,159	—	77,550
Equity in income of subsidiaries	164,645	48,757	—	(213,402)	—
Income from continuing operations	$183,187	$92,457	$153,868	$(246,325)	$183,187

Comprehensive income	$139,804	$93,316	$107,556	$(200,872)	$139,804

Condensed Consolidating Statement of Income Nine months ended August 1, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,495,659	$1,803,084	$(654,040)	$2,644,703
Cost of sales	—	1,108,173	1,308,371	(537,045)	1,879,499
Product development, selling and administrative expenses	35,840	183,363	225,619	—	444,822
Other (income) expense	(473)	8,890	(18,313)	—	(9,896)
Operating income (loss)	(35,367)	195,233	287,407	(116,995)	330,278
Intercompany items	48,422	(60,625)	(19,053)	31,256	—
Interest (expense) income, net	(47,495)	4,595	335	—	(42,565)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(34,440)	139,203	268,689	(85,739)	287,713
Provision (benefit) for income taxes	(15,855)	89,828	19,639	—	93,612
Equity in income of subsidiaries	212,686	105,984	—	(318,670)	—
Income from continuing operations	$194,101	$155,359	$249,050	$(404,409)	$194,101

Comprehensive income	$187,272	$156,753	$243,127	$(399,880)	$187,272
Condensed Consolidating Statement of Income Nine months ended July 26, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,117,561	$2,791,748	$(1,078,386)	$3,830,923
Cost of sales	—	1,470,137	1,968,820	(876,420)	2,562,537
Product development, selling and administrative expenses	39,974	230,862	226,553	—	497,389
Other (income) expense	—	24,575	(27,702)	—	(3,127)
Operating income (loss)	(39,974)	391,987	624,077	(201,966)	774,124
Intercompany items	86,728	(66,824)	(104,489)	84,585	—
Interest (expense) income, net	(49,022)	1,654	3,428	—	(43,940)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(2,268)	326,817	523,016	(117,381)	730,184
Provision (benefit) for income taxes	(37,121)	191,529	68,671	—	223,079
Equity in income of subsidiaries	472,252	245,367	—	(717,619)	—
Income from continuing operations	$507,105	$380,655	$454,345	$(835,000)	$507,105

Comprehensive income	$455,140	$377,904	$390,504	$(768,408)	$455,140

Condensed Consolidating Balance Sheet As of August 1, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$35,061	$7,023	$265,958	$—	$308,042
Accounts receivable, net	—	380,167	525,384	(14,713)	890,838
Inventories	—	497,772	823,590	(109,627)	1,211,735
Other current assets	65,908	7,391	114,001	15	187,315
Total current assets	100,969	892,353	1,728,933	(124,325)	2,597,930
Property, plant and equipment, net	19,939	350,635	542,981	(2,817)	910,738
Other assets:
Other intangible assets, net	—	233,878	90,666	—	324,544
Goodwill	—	453,375	1,063,595	—	1,516,970
Deferred income taxes	(23,013)	—	67,903	—	44,890
Other non-current assets	4,188,375	1,974,666	2,696,273	(8,663,677)	195,637
Total other assets	4,165,362	2,661,919	3,918,437	(8,663,677)	2,082,041
Total assets	$4,286,270	$3,904,907	$6,190,351	$(8,790,819)	$5,590,709
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$—	$—	$168	$—	$168
Trade accounts payable	1,294	188,251	167,326	—	356,871
Employee compensation and benefits	8,863	53,112	52,376	—	114,351
Advance payments and progress billings	—	126,478	289,283	(18,278)	397,483
Accrued warranties	—	18,319	45,366	—	63,685
Other accrued liabilities	35,275	52,031	148,447	(6,635)	229,118
Current liabilities of discontinued operations	—	11,581	—	—	11,581
Total current liabilities	45,432	449,772	702,966	(24,913)	1,173,257
Long-term obligations	1,269,258	—	69	—	1,269,327
Other liabilities:
Liabilities for postretirement benefits	18,827	860	—	—	19,687
Accrued pension costs	152,146	5,207	7,096	—	164,449
Other non-current liabilities	(9,379)	7,872	155,510	—	154,003
Total other liabilities	161,594	13,939	162,606	—	338,139
Shareholders’ equity	2,809,986	3,441,196	5,324,710	(8,765,906)	2,809,986
Total liabilities and shareholders’ equity	$4,286,270	$3,904,907	$6,190,351	$(8,790,819)	$5,590,709

Condensed Consolidating Balance Sheet As of October 25, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$122,901	$20,361	$262,447	$—	$405,709
Accounts receivable, net	—	402,321	687,790	(6,448)	1,083,663
Inventories	—	456,345	813,182	(129,783)	1,139,744
Other current assets	68,792	16,957	107,564	15	193,328
Total current assets	191,693	895,984	1,870,983	(136,216)	2,822,444
Property, plant and equipment, net	18,081	373,235	521,326	—	912,642
Other assets:
Other intangible assets, net	—	247,200	84,612	—	331,812
Goodwill	—	454,199	1,026,320	—	1,480,519
Deferred income taxes	(49,393)	—	90,925	—	41,532
Other non-current assets	4,168,916	2,070,239	3,963,205	(10,001,727)	200,633
Total other assets	4,119,523	2,771,638	5,165,062	(10,001,727)	2,054,496
Total assets	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$50,000	$449	$8,220	$—	$58,669
Trade accounts payable	2,565	165,045	220,509	—	388,119
Employee compensation and benefits	10,080	52,260	68,215	—	130,555
Advance payments and progress billings	—	144,853	269,628	(14,713)	399,768
Accrued warranties	—	30,111	55,621	—	85,732
Other accrued liabilities	24,545	54,285	211,074	(3,841)	286,063
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	87,190	458,687	833,267	(18,554)	1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,881	842	—	—	20,723
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other non-current liabilities	(29,193)	7,851	164,510	—	143,168
Total other liabilities	127,574	14,378	171,744	—	313,696
Shareholders’ equity	2,858,369	3,567,029	6,552,360	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582

Condensed Consolidating Statement of Cash Flows Nine months ended August 1, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$194,291	$(4,062)	$108,092	$298,321
Net cash used by operating activities of discontinued operations	—	(103)	—	(103)
Net cash provided (used) by operating activities	194,291	(4,165)	108,092	298,218
Investing Activities:
Acquisition of Mining Technologies International Inc.	—	—	(47,058)	(47,058)
Property, plant and equipment acquired	(3,969)	(15,317)	(49,782)	(69,068)
Proceeds from sale of property, plant and equipment	—	7,124	1,758	8,882
Other investing activities, net	(82)	232	(239)	(89)
Net cash used by investing activities	(4,051)	(7,961)	(95,321)	(107,333)
Financing Activities:
Common stock issued	10,189	—	—	10,189
Excess tax benefit from share-based compensation awards	1,727	—	—	1,727
Dividends paid	(55,334)	—	—	(55,334)
Repayments of term loan	(37,500)	—	—	(37,500)
Changes in short and long-term obligations, net	—	(1,212)	(8,008)	(9,220)
Treasury stock purchased	(194,336)	—	—	(194,336)
Financing fees	(2,826)	—	—	(2,826)
Net cash used by financing activities	(278,080)	(1,212)	(8,008)	(287,300)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,252)	(1,252)
(Decrease) Increase in Cash and Cash Equivalents	(87,840)	(13,338)	3,511	(97,667)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$35,061	$7,023	$265,958	$308,042

Condensed Consolidating Statement of Cash Flows Nine months ended July 26, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$277,846	$52,139	$113,155	$443,140
Net cash used by operating activities of discontinued operations	—	(1,567)	—	(1,567)
Net cash provided by operating activities	277,846	50,572	113,155	441,573
Investing Activities:
Property, plant and equipment acquired	(5,810)	(29,312)	(82,787)	(117,909)
Proceeds from sale of property, plant and equipment	—	1,272	1,667	2,939
Other investing activities, net	(98)	—	—	(98)
Net cash used by investing activities	(5,908)	(28,040)	(81,120)	(115,068)
Financing Activities:
Common stock issued	5,461	—	—	5,461
Excess tax benefit from share-based compensation awards	1,672	—	—	1,672
Dividends paid	(55,726)	—	—	(55,726)
Repayments of term loan	(37,500)	—	—	(37,500)
Changes in short and long-term obligations, net	—	(316)	(5,343)	(5,659)
Net cash used by financing activities	(86,093)	(316)	(5,343)	(91,752)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(12,576)	(12,576)
Increase in Cash and Cash Equivalents	185,845	22,216	14,116	222,177
Cash and Cash Equivalents at Beginning of Period	3,459	6,628	253,786	263,873
Cash and Cash Equivalents at End of Period	$189,304	$28,844	$267,902	$486,050

19.	Subsequent Events
On August 19, 2014, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on September 18, 2014 to all shareholders of record at the close of business on September 4, 2014.

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

Overview
Joy Global Inc. is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground and Surface. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of coal and other minerals and ores and provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, South Africa and the United Kingdom.
Operating Results
Quarter Ended August 1, 2014 Compared With Quarter Ended July 26, 2013
Net sales in the third quarter of fiscal 2014 were $875.7 million, compared to $1.3 billion in the third quarter of fiscal 2013. The decrease in net sales of $445.0 million, or 33.7%, in the current year third quarter reflected a decrease in original equipment sales of $344.2 million, or 57.3%, and a decrease in service sales of $100.8 million, or 14.0%. Both original equipment and service sales decreased in all regions. The decrease in original equipment sales was led by North America and Australia, which decreased by $122.6 million and $81.0 million, respectively. The decrease in service sales was led by Australia and China, which decreased by $31.1 million and $27.4 million, respectively. Compared to the prior year third quarter, net sales in the third quarter of fiscal 2014 included a $9.5 million unfavorable effect of foreign currency translation.
Operating income in the third quarter of fiscal 2014 was $119.3 million, or 13.6% of net sales, compared to $274.3 million, or 20.8% of net sales, in the third quarter of fiscal 2013. The decrease in operating income of $155.0 million, or 56.5%, in the current year third quarter was due to lower volumes sold of $158.6 million, a less favorable product mix of $3.1 million, lower manufacturing cost absorption of $17.8 million and higher period costs of $8.9 million, which includes a $7.8 million non-cash pension curtailment charge resulting from actions taken in the quarter to freeze certain of our U.S. bargaining units defined benefit plans at the end of the calendar year. These items were partially offset by an increase in other income of $3.5 million and reduced product development, selling and administrative expenses of $29.9 million, inclusive of a $3.1 million increase in restructuring charges. Restructuring activities continued in the quarter to optimize the company's manufacturing footprint and to better align its overall cost structure with anticipated demand. Compared to the prior year third quarter, operating income in the third quarter of fiscal 2014 included a $1.3 million unfavorable effect of foreign currency translation.
Income from continuing operations was $71.3 million, or $0.71 per diluted share, in the third quarter of fiscal 2014, compared to $183.2 million, or $1.71 per diluted share, in the third quarter of fiscal 2013.
Bookings in the third quarter of fiscal 2014 were $923.4 million, compared to $695.4 million in the third quarter of fiscal 2013. The increase in bookings of $228.0 million, or 32.8%, in the current year third quarter reflected an increase in original equipment bookings of $188.1 million, or 195.3%, and an increase in service orders of $39.9 million, or 6.7%. Original equipment bookings increased in all regions except Eurasia. The increase in original equipment bookings was led by South America and Australia, which increased by $79.4 million and $64.1 million, respectively. Service bookings also increased in all regions except Eurasia. The increase in service bookings was led by China and South America, which increased by $16.6 million and $12.2 million, respectively. Compared to the prior year third quarter, bookings in the third quarter of fiscal 2014 included a $13.2 million unfavorable effect of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the South African rand.
Nine Months Ended August 1, 2014 Compared With Nine Months Ended July 26, 2013
Net sales in the first nine months of fiscal 2014 were $2.6 billion, compared to $3.8 billion in the first nine months of fiscal 2013. The decrease in net sales of $1.2 billion, or 31.0%, in the first nine months of the current year reflected a decrease in original equipment sales of $972.4 million, or 55.0%, and a decrease in service sales of $213.8 million, or 10.4%. Original equipment sales decreased in all regions. The decrease in original equipment sales was led by North America and Australia, which decreased by $291.5 million and $261.1 million, respectively. Service sales decreased in all regions except Africa. The decrease in service sales was led by China and Australia, which decreased by $101.1 million and $75.6 million, respectively. Compared to the first nine months of the prior year, net sales in the first nine months of fiscal 2014 included a $78.1 million unfavorable effect of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.
Operating income in the first nine months of fiscal 2014 was $330.3 million, or 12.5% of net sales, compared to $774.1 million, or 20.2% of net sales, in the first nine months of fiscal 2013. The decrease in operating income of $443.8 million, or 57.3%, in the first nine months of the current year was due to lower volumes sold of $408.7 million, a less favorable product mix of $21.8 million, lower manufacturing cost absorption of $47.7 million and higher period costs of $25.0 million, which included a $7.8 million non-cash curtailment charge in the current period and a $3.8 million gain from the true-up of first year excess purchase accounting charges in fiscal 2013. These items were partially offset by an increase in other income of $6.8 million and reduced product development, selling and administrative expenses of $52.6 million, inclusive of a $3.3 million increase in restructuring charges. Compared to the first nine months of the prior year, operating income in the first nine months of fiscal 2014 included a $14.5 million unfavorable effect of foreign currency translation. Restructuring activities continued during the year to optimize the company's manufacturing footprint and to better align its overall cost structure with anticipated demand.
Income from continuing operations was $194.1 million, or $1.91 per diluted share, in the first nine months of fiscal 2014, compared to $507.1 million, or $4.73 per diluted share, in the first nine months of fiscal 2013.
Bookings in the first nine months of fiscal 2014 were $2.8 billion, compared to $2.8 billion in the first nine months of fiscal 2013. The slight decrease in bookings of $17.4 million, or 0.6%, in the first nine months of the current year reflected a decrease in original equipment bookings of $128.2 million, or 12.6%, and an increase in service orders of $110.8 million, or 6.0%. Original equipment bookings decreased in all regions except South America. The decrease in original equipment orders was led by North America and China, which decreased by $88.5 million and $52.8 million, respectively. The decline is largely due to longwall system orders received in the prior year, partially offset by current year bookings of the first low seam longwall system and a multiple shovel order for a greenfield expansion project in the Canadian oil sands with deliveries in 2016. Service bookings increased in all regions except Africa and Australia. The increase in service bookings was led by North America and South America, which increased by $61.9 million and $40.0 million, respectively. Compared to the first nine months of the prior year, bookings in the first nine months of fiscal 2014 included a $76.4 million unfavorable effect of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.
Market Outlook
While global economic activity accelerated during the second calendar quarter to its strongest level in nearly three years, geographic and geopolitical issues continued to weigh on the growth profile for 2014. Eurozone growth has improved, but is inconsistent across the region and faces headwinds from weak inflation and the ongoing events in the Ukraine. Chinese growth, while improving during the second quarter, remains largely dependent on stimulus efforts and faces challenges in the housing market. Despite headwinds, global growth is set to improve in 2015 and should drive increased demand for commodities.
The U.S. thermal coal market continues to face challenging conditions despite economic growth in the U.S. during the second quarter. Power plant coal inventories have risen in recent weeks with seasonal restocking activity, but levels still remain well below historical averages. However, U.S. coal production is still lagging behind last year as depressed prices, cooler than normal summer weather, and decreased export activity have weighed on overall demand. Sustained natural gas prices have driven an increase in coal burn this year.
Seaborne thermal coal supply growth outpaced demand during the first half of the year and resulted in further price declines. Warm winter weather in Europe along with elevated global coal inventories compounded an already oversupplied seaborne market and have driven prices down. Strong import demand from China and India has been offset by export growth from Australia and Indonesian production growth during the first half of the year. Oversupply conditions are likely to persist through at least mid-2015. The estimated surplus in the market will continue to drive mine closures, supply rationalization and pricing pressure.
China’s domestic coal market continues to face challenges with first half production falling and prices down year-to-date. Chinese authorities are preparing policies to implement production cuts to help support the domestic market. These cuts are expected to take place during the second half of the year and are aimed at supporting domestic prices given that the majority of producers are currently operating at a loss.
Seaborne metallurgical coal markets remain weak. However, this was the first time in the last year in which there wasn’t a sequential price decline. While metallurgical coal curtailments have been announced, additional cuts are likely needed before any meaningful price appreciation can be expected.

Metallurgical coal markets have been supported by the increase in global steel production during the first half of 2014. Full-year growth is still expected and will continue to drive seaborne demand for iron ore and metallurgical coal. While demand for iron ore has remained strong, growth in seaborne iron ore supply has outpaced demand and pushed iron ore prices to three year lows during June. Iron ore prices are down year-to-date, and will remain under pressure through 2015 at which point major supply increases will start to slow.
Global copper markets remain relatively strong, driven by an unexpected deficit through the first half of the year. The deficit is likely the result of stronger than expected demand, along with several notable supply disruptions. Output is expected to remain strong through year-end and should work to bring the market closer to the surplus that was forecast at the beginning of the year. The strengthening U.S. economy and recovering European construction sector have created increased copper demand while global inventories are below their March 2013 peak. These conditions helped to drive prices higher during July.
While commodity supply rationalization continues, there is inconsistency across various markets and the process is still in the early to mid-stages. Despite improving global economic conditions that should drive demand, market dynamics are such that prices for most major commodities remain depressed with marginal upside potential over the near-term. Investments in mining capacity over the last several years will be maximized, leveraged up, or shut down as miners' capital expenditures will be focused on products and services that improve mine productivity and lower costs.
Company Outlook
Despite the depressed commodity pricing environment and oversupplied markets, our performance remains solid and we continue to see stability in our core service business. During the quarter, service bookings were up from last year, marking the third consecutive quarter of growth. Service bookings growth tied to our global shovel fleet was driven by strength in global copper markets. Additionally, we saw some improvement in our service business related to U.S. coal market rebuilds as the ability of some of our customers to continue to delay maintenance appears to be reaching an end.
Another area where we see opportunities is in the iron ore market. Although prices have declined since the beginning of the year, the steep global cost curve continues to provide service opportunities for our installed base with lower-cost producers. Iron ore demand, driven by strength in global steel markets, resulted in the booking of two shovels in China during the quarter. Quote log activity with other major iron ore producers remains active and we expect additional sales to materialize in coming quarters.
We continue to see some progress in our efforts to develop the domestic Chinese coal market with our full range of products and systems approach. Market conditions that have resulted in coal prices declining and domestic production trailing last year have driven an increasing need for mechanization of mines and new technologies and products. These challenging market conditions have provided an opportunity to work with our customers to customize solutions that shift their costs curves lower and return them to profitability. We will continue to invest in our technology and leverage our China footprint as the expected consolidation brought on by market conditions continues to play out.
We remain optimistic about the long-term growth prospects in coal and other mined minerals in Eastern Europe and Russia. We continue to invest in the construction of our new service center in Russia, with the opening planned later this year. The new Russian facility will bring superior surface and underground repair and rebuild capabilities to the Novokuznetsk region, along with local smart services technologies. Despite our commitment, we have seen near-term slowing of activity in the region as a result of the continued depressed pricing of seaborne coal markets and the current geopolitical environment.
While market conditions remain tough, we are seeing signs that the trough in the market has been set. During the quarter, rolling twelve month bookings increased sequentially for the first time since the first quarter of 2012. Strengthening economic growth should drive demand, but this will be tempered with supply rationalization in certain markets and result in a slower growth profile looking forward.
We are pleased with the integration progress at our recently acquired MTI hard rock business. One of our core strategies for growth is penetration into the underground hard rock mining landscape, and we are encouraged about leveraging MTI's product capabilities across our global sales and direct service network and further development of our transformational continuous mechanical cutting technology to accomplish this strategic objective. The combination of MTI and our technology development represent a significant long-term growth opportunity for the company.
In addition, we will continue to use our solid cash generation capabilities to further optimize our global manufacturing and service infrastructure. At the same time, we remain committed to our share repurchase program and have completed over 40 percent of our $1 billion authorization in the first year.

Results of Operations
Quarter Ended August 1, 2014 Compared With Quarter Ended July 26, 2013
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Quarter Ended
In thousands	August 1, 2014	July 26, 2013	$ Change	% Change
Net Sales
Underground	$470,747	$722,748	$(252,001)	(34.9)
Surface	435,186	640,919	(205,733)	(32.1)
Eliminations	(30,272)	(43,056)	12,784
Total Sales	$875,661	$1,320,611	$(444,950)	(33.7)
Underground net sales in the third quarter of fiscal 2014 were $470.7 million, compared to $722.7 million in the third quarter of fiscal 2013. The decrease in Underground net sales of $252.0 million, or 34.9%, in the current year third quarter reflected a decrease in original equipment sales of $213.8 million, or 59.4%, and a decrease in service sales of $38.2 million, or 10.5%. Original equipment sales decreased in all regions. The decrease in original equipment sales was led by North America and Australia, which decreased by $56.9 million and $62.7 million, respectively. Service sales decreased in all regions except North America. The decrease in service sales was led by Australia and China, which decreased by $23.6 million and $20.6 million, respectively. Compared to the prior year third quarter, net sales in the third quarter of fiscal 2014 included a $5.1 million unfavorable effect of foreign currency translation.
Surface net sales in the third quarter of fiscal 2014 were $435.2 million, compared to $640.9 million in the third quarter of fiscal 2013. The decrease in Surface net sales of $205.7 million, or 32.1%, in the current year third quarter reflected a decrease in original equipment sales of $140.1 million, or 53.7%, and a decrease in service sales of $65.6 million, or 17.3%. Original equipment sales decreased in all regions except Eurasia which was flat. The decrease in original equipment sales was led by North America and South America, which decreased by $65.5 million and $47.6 million, respectively. Service sales decreased in all regions. The decrease in service sales was led by North America and Eurasia, which decreased by $33.6 million and $10.0 million, respectively. Compared to the prior year third quarter, net sales in the third quarter of fiscal 2014 included a $4.4 million unfavorable effect of foreign currency translation.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Quarter Ended
	August 1, 2014		July 26, 2013
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Operating Income
Underground	$47,635	10.1	$138,225	19.1
Surface	87,269	20.1	157,353	24.6
Corporate Expense	(7,039)		(10,601)
Eliminations	(8,574)		(10,638)
Total Operating Income	$119,291	13.6	$274,339	20.8
Underground operating income in the third quarter of fiscal 2014 was $47.6 million, or 10.1% of net sales, compared to $138.2 million, or 19.1% of net sales, in the third quarter of fiscal 2013. The decrease in Underground operating income of $90.6 million, or 65.5%, in the current year third quarter was due to lower volumes sold of $86.8 million, lower manufacturing cost absorption of $23.6 million and higher period costs of $1.8 million, which includes a $7.8 million non-cash pension curtailment charge in the current period. These items were partially offset by a more favorable product mix of $3.0 million, an increase in other income of $0.4 million and reduced product development, selling and administrative expenses of $18.2 million, inclusive of a $3.3 million increase in restructuring charges. Compared to the prior year third quarter, Underground operating income in the third quarter of fiscal 2014 included a $1.4 million unfavorable effect of foreign currency translation.

Surface operating income in the third quarter of fiscal 2014 was $87.3 million, or 20.1% of net sales, compared to $157.4 million, or 24.6% of net sales, in the third quarter of fiscal 2013. The decrease in Surface operating income of $70.1 million, or 44.5%, in the current year third quarter was due to lower volumes sold of $74.0 million, a less favorable product mix of $6.0 million and higher period costs of $7.2 million. These items were partially offset by higher manufacturing cost absorption of $5.9 million, an increase in other income of $3.1 million and reduced product development, selling and administrative expenses of $8.1 million, which included a $0.2 million decrease in restructuring charges. Compared to the prior year third quarter, Surface operating income in the third quarter of fiscal 2014 included a $0.1 million favorable impact of foreign currency translation.
Corporate expense in the third quarter of fiscal 2014 was $7.0 million, compared to $10.6 million in the third quarter of fiscal 2013. The decrease in corporate expense of $3.6 million, or 33.6%, is primarily due to lower incentive based compensation expense.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the third quarter of fiscal 2014 was $137.3 million, or 15.7% of net sales, compared to $167.2 million, or 12.7% of net sales, in the third quarter of fiscal 2013. The decrease in product development, selling and administrative expense of $29.9 million, or 17.9%, was due primarily to lower incentive based compensation expense, reduced defined benefit employee pension plan costs and cost reduction initiatives.
Net Interest Expense
Net interest expense in the third quarter of fiscal 2014 was $14.9 million, compared to $13.6 million in the third quarter of fiscal 2013. The increase in net interest expense of $1.3 million, or 9.5%, was primarily due to the current period write-off of certain unamortized costs in conjunction with the refinancing of our Term Loan and Credit Agreement and decreased interest income on lower balances of interest bearing assets, partially offset by a lower balance on our Term Loan.
Provision for Income Taxes
The provision for income taxes in the third quarter of fiscal 2014 was $33.1 million, compared to $77.6 million in the third quarter of fiscal 2013. The effective income tax rate was 31.7% in the third quarter of fiscal 2014, compared to 29.7% in the third quarter of fiscal 2013. The effective income tax rate excluding discrete tax adjustments was 32.1% for the quarter, compared to 31.1% in the third quarter of fiscal 2013. The increase in the effective tax rate for the quarter was primarily attributable to a change in geographical mix of projected earnings and a change in the net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit.
Bookings
Bookings represent new customer orders for original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders represent arrangements to purchase specific original equipment or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended August 1, 2014 and July 26, 2013 are as follows:

	Quarter Ended
In thousands	August 1, 2014	July 26, 2013	$ Change	% Change
Bookings
Underground	$493,115	$361,159	$131,956	36.5
Surface	482,609	354,948	127,661	36.0
Eliminations	(52,307)	(20,704)	(31,603)
Total Bookings	$923,417	$695,403	$228,014	32.8
Underground bookings in the third quarter of fiscal 2014 were $493.1 million, compared to $361.2 million in the third quarter of fiscal 2013. The increase in Underground bookings of $132.0 million, or 36.5%, in the current year third quarter reflected an increase in original equipment bookings of $99.7 million, or 130.4%, and an increase in service orders of $32.2 million, or 11.3%. Original equipment orders increased in all regions except Eurasia and China. The increase in original equipment orders was led by Australia and North America, which increased by $55.2 million and $42.7 million, respectively. The increase in original equipment bookings in Australia was primarily due to increased conveyor bookings and the favorable impact of foreign currency translation on backlog denominated in Australian dollars. Service orders increased in all regions except Australia. The increase in service orders was led by China, which increased by $18.1 million. The overall increase in service orders was led by stronger rebuild activity in all regions. Compared to the prior year third quarter, Underground bookings in the third quarter of fiscal 2014 included a $9.5 million unfavorable impact of foreign currency translation.
Surface bookings in the third quarter of fiscal 2014 were $482.6 million, compared to $354.9 million in the third quarter of fiscal 2013. The increase in Surface bookings of $127.7 million, or 36.0%, in the current year third quarter reflected an increase in original equipment bookings of $117.2 million, or 550.6%, and an increase in service orders of $10.5 million, or 3.1%. Original equipment orders increased in all regions except North America and Africa. The increase in original equipment orders was led by South America and Australia, which increased by $79.4 million and $33.2 million, respectively. The increase in service orders was also led by South America and Australia, which increased by $12.2 million and $11.0 million, respectively, with declines in Eurasia, Africa and China. Compared to the prior year third quarter, Surface bookings in the third quarter of fiscal 2014 included a $3.7 million unfavorable impact of foreign currency translation.

Nine Months Ended August 1, 2014 Compared With Nine Months Ended July 26, 2013
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Nine Months Ended
In thousands	August 1, 2014	July 26, 2013	$ Change	% Change
Net Sales
Underground	$1,466,088	$1,994,772	$(528,684)	(26.5)
Surface	1,279,507	1,959,198	(679,691)	(34.7)
Eliminations	(100,892)	(123,047)	22,155
Total Sales	$2,644,703	$3,830,923	$(1,186,220)	(31.0)
Underground net sales in the first nine months of fiscal 2014 were $1.5 billion, compared to $2.0 billion in the first nine months of fiscal 2013. The decrease in Underground net sales of $528.7 million, or 26.5%, in the first nine months of the current year reflected a decrease in original equipment sales of $446.8 million, or 47.6%, and a decrease in service sales of $81.9 million, or 7.8%. Original equipment sales decreased in all regions. The decrease in original equipment sales was led by Australia and North America, which decreased by $166.7 million and $136.5 million, respectively. The decrease in service sales was led by China and Australia, which decreased by $91.4 million and $34.2 million, respectively, with increases in all other regions. Compared to the first nine months of the prior year, net sales in the first nine months of fiscal 2014 included a $53.9 million unfavorable effect of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.
Surface net sales in the first nine months of fiscal 2014 were $1.3 billion, compared to $2.0 billion in the first nine months of fiscal 2013. The decrease in Surface net sales of $679.7 million, or 34.7%, in the first nine months of the current year reflected a decrease in original equipment sales of $545.7 million, or 61.5%, and a decrease in service sales of $134.0 million, or 12.5%. Both original equipment and service sales decreased in all regions. The decrease in original equipment sales was led by South America and North America, which decreased by $188.8 million and $160.2 million, respectively. The decrease in service sales was led by North America and Australia, which decreased by $60.1 million and $37.8 million, respectively. Compared to the first nine months of the prior year, net sales in the first nine months of fiscal 2014 included a $24.2 million unfavorable effect of foreign currency translation.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Nine Months Ended
	August 1, 2014		July 26, 2013
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Operating Income
Underground	$177,773	12.1	$387,330	19.4
Surface	216,034	16.9	458,676	23.4
Corporate Expense	(35,464)		(40,080)
Eliminations	(28,065)		(31,802)
Total Operating Income	$330,278	12.5	$774,124	20.2
Underground operating income in the first nine months of fiscal 2014 was $177.8 million, or 12.1% of net sales, compared to $387.3 million, or 19.4% of net sales, in the first nine months of fiscal 2013. The decrease in Underground operating income of $209.5 million, or 54.1%, in the first nine months of the current year was due to lower volumes sold of $183.9 million, a less favorable product mix of $9.4 million, lower manufacturing cost absorption of $47.0 million and higher period costs of $12.3 million, which included a $7.8 million non-cash curtailment loss in the current period and a $3.8 million gain from the true-up of first year excess purchase accounting charges in fiscal 2013. These items were partially offset by an increase in other income of $2.4 million and reduced product development, selling and administrative expenses of $40.7 million, inclusive of a $1.1 million increase in restructuring charges. Compared to the first nine months of the prior year, Underground operating income in the first nine months of fiscal 2014 included a $13.7 million unfavorable effect of foreign currency translation.
Surface operating income in the first nine months of fiscal 2014 was $216.0 million, or 16.9% of net sales, compared to $458.7 million, or 23.4% of net sales, in the first nine months of fiscal 2013. The decrease in Surface operating income of $242.7 million, or 52.9%, in the first nine months of the current year was due to lower volumes sold of $229.6 million, a less favorable product mix of $11.3 million, lower manufacturing cost absorption of $0.8 million and higher period costs of $12.6 million. These items were partially offset by an increase in other income of $3.9 million and lower product development, selling and administrative expenses of $7.7 million, inclusive of a $1.3 million increase in restructuring charges. Compared to the first nine months of the prior year, Surface operating income in the first nine months of fiscal 2014 included a $0.8 million unfavorable impact of foreign currency translation.
Corporate expense in the first nine months of fiscal 2014 was $35.5 million, compared to $40.1 million in the first nine months of fiscal 2013. The decrease in corporate expense of $4.6 million, or 11.5%, is primarily due to higher other income of $0.5 million and lower administrative expenses of $4.1 million primarily due to lower incentive based compensation expense, inclusive of a $0.9 million increase in restructuring charges.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the first nine months of fiscal 2014 was $444.8 million, or 16.8% of net sales, compared to $497.4 million, or 13.0% of net sales, in the first nine months of fiscal 2013. The decrease in product development, selling and administrative expense of $52.6 million, or 10.6%, was due primarily to lower incentive based compensation expense, reduced defined benefit employee pension plan costs and cost reduction initiatives, partially offset by higher bad debt expense.
Net Interest Expense
Net interest expense in the first nine months of fiscal 2014 was $42.6 million, compared to $43.9 million in the first nine months of fiscal 2013. The decrease in net interest expense of $1.3 million, or 3.1%, was primarily due to a lower balance on our Term Loan and increased interest income on higher balances of interest bearing assets.
Provision for Income Taxes
The provision for income taxes in the first nine months of fiscal 2014 was $93.6 million, compared to $223.1 million in the first nine months of fiscal 2013. The effective income tax rate was 32.5% in the first nine months of fiscal 2014, compared to 30.6% in the first nine months of fiscal 2013. The effective income tax rate excluding discrete tax adjustments was 33.0% in the first nine months of fiscal 2014, compared to 31.0% in the first nine months of fiscal 2013. The increase in the effective tax rate for the first nine months of fiscal 2014 was primarily attributable to a change in geographical mix of projected earnings and a change in the net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit.
Bookings and Backlog

Bookings for the nine months ended August 1, 2014 and July 26, 2013 are as follows:

	Nine Months Ended
In thousands	August 1, 2014	July 26, 2013	$ Change	% Change
Bookings
Underground	$1,432,218	$1,671,586	$(239,368)	(14.3)
Surface	1,516,519	1,304,773	211,746	16.2
Eliminations	(117,212)	(127,460)	10,248
Total Bookings	$2,831,525	$2,848,899	$(17,374)	(0.6)
Underground bookings in the first nine months of fiscal 2014 were $1.4 billion, compared to $1.7 billion in the first nine months of fiscal 2013. The decrease in Underground bookings of $239.4 million, or 14.3%, in the first nine months of the current year reflected a decrease in original equipment bookings of $283.0 million, or 37.4%, and an increase in service orders of $43.6 million, or 4.8%. Original equipment orders decreased in all regions except Eurasia. The decrease in original equipment orders was led by North America and China, which decreased by $144.2 million and $75.0 million, respectively. The decreases in North America and China were due in part to longwall system orders received in the prior year, while the increase in Eurasia was due in part to the first low seam longwall system being booked during the current year. Service orders increased in all regions except Australia. The increase in service orders was led by China and Eurasia, which increased by $18.7 million and $15.4 million, respectively. Compared to the first nine months of the prior year, Underground bookings in the first nine months of fiscal 2014 included a $49.1 million unfavorable impact of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar and South African rand.
Surface bookings in the first nine months of fiscal 2014 were $1.5 billion, compared to $1.3 billion in the first nine months of fiscal 2013. The increase in Surface bookings of $211.7 million, or 16.2%, in the first nine months of the current year reflected an increase in original equipment bookings of $142.0 million, or 44.1%, and an increase in service orders of $69.8 million, or 7.1%. Original equipment orders increased in all regions except Eurasia and Africa. The increase in original equipment orders was led by South America and North America, which increased by $99.0 million and $54.7 million, respectively. The increase is largely due to a multiple shovel order for a greenfield expansion project in the Canadian oil sands with deliveries in 2016. The increase in service orders was led by North America and South America, which increased by $47.0 million and $40.0 million, respectively, with declines in Africa, China and Eurasia. Compared to the first nine months of the prior year, Surface bookings in the first nine months of fiscal 2014 included a $27.3 million unfavorable impact of foreign currency translation, due primarily to the weakening of the U.S. dollar compared to the Australian dollar.
Backlog represents unfilled customer orders for our original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. The backlog amounts also exclude sales already recognized by period end under the percentage-of-completion method of accounting. Customer orders included in backlog represent contracts to purchase specific original equipment or services by customers who have satisfied our credit review procedures. The following table provides backlog as of August 1, 2014 and October 25, 2013:

In thousands	August 1, 2014	October 25, 2013
Backlog
Underground	$938,205	$951,227
Surface	791,983	554,971
Eliminations	(45,687)	(29,367)
Total Backlog	$1,684,501	$1,476,831
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

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of August 1, 2014 and October 25, 2013:

In thousands	August 1, 2014	October 25, 2013
Accounts receivable, net	$890,838	$1,083,663
Inventories	1,211,735	1,139,744
Trade accounts payable	(356,871)	(388,119)
Advance payments and progress billings	(397,483)	(399,768)
Trade Working Capital	$1,348,219	$1,435,520
Other current assets	187,315	193,328
Short-term notes payable, including current portion of long-term obligations	(168)	(58,669)
Employee compensation and benefits	(114,351)	(130,555)
Accrued warranties	(63,685)	(85,732)
Other accrued liabilities	(229,118)	(286,063)
Working Capital Excluding Cash and Cash Equivalents	$1,128,212	$1,067,829
Cash and cash equivalents	308,042	405,709
Working Capital	$1,436,254	$1,473,538
We currently use trade working capital and cash flows from continuing operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our direct service model requires us to maintain certain inventory levels in order to maximize our customers’ machine availability. This information also provides management with a focus on our receivable terms and collectability efforts and our ability to obtain advance payments on original equipment orders. As part of the continuous improvement of our purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.
Cash provided by continuing operating activities during the first nine months of fiscal 2014 was $298.3 million, compared to $443.1 million during the first nine months of fiscal 2013. The decrease in cash provided by continuing operations was primarily due to lower earnings, higher inventory and the timing of income tax payments, partially offset by the collection of accounts receivable, advance payments on orders and reduced pension contributions.
Cash used by investing activities during the first nine months of fiscal 2014 was $107.3 million, compared to $115.1 million during the first nine months of fiscal 2013. The decrease in cash used by investing activities was primarily due to a decline in capital expenditures, partially offset by the current period acquisition of MTI.
Cash used by financing activities during the first nine months of fiscal 2014 was $287.3 million, compared to $91.8 million during the first nine months of fiscal 2013. The increase in cash used by financing activities was primarily due to treasury stock purchases of $194.3 million under the share repurchase program that was authorized in the fourth quarter of fiscal 2013.
On May 19, 2014, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend was paid on June 18, 2014 to all shareholders of record at the close of business on June 4, 2014. In addition, on August 19, 2014, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on September 18, 2014 to all shareholders of record at the close of business on September 4, 2014.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. For the nine months ended August 1, 2014, we contributed $5.8 million to our defined benefit employee pension plans, and we do not expect contributions to exceed $50.0 million for the full fiscal year.
During the current quarter, we substantially completed negotiations with certain of our U.S. bargaining units to freeze their respective defined benefit plans at the end of the calendar year. These actions resulted in a $7.8 million non-cash pension curtailment charge in the current quarter.
Credit Agreement
During the third quarter, improvements in the bank credit markets allowed us to refinance our $1 billion unsecured revolving credit facility and our $375 million unsecured term loan agreement. Under the refinancing we will realize interest expense savings and have more financial flexibility with less restrictive financial covenants under the respective agreements. The maturities on both agreements were extended to 2019 and, under the Term Loan, we will have lower required amortization.

On July 29, 2014, we entered into a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012, which was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of August 1, 2014, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of August 1, 2014, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $176.3 million. As of August 1, 2014, there was $823.7 million available for borrowings under the Credit Agreement.
On July 29, 2014, we entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan amended our prior term loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date of amendment. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of August 1, 2014, we were in compliance with all financial covenants of the Term Loan.
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
Stock Repurchase Program
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended August 1, 2014, we purchased 1,091,602 shares of common stock for approximately $64.8 million. During the nine months ended August 1, 2014, we purchased 3,488,312 shares of common stock for approximately $194.3 million. Since its inception, the Company has repurchased 7,593,312 shares of common stock under the program for approximately $408.4 million, leaving $591.6 million available under the program.

Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of August 1, 2014, advance payments and progress billings were $397.5 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs. We had $308.0 million in cash and cash equivalents as of August 1, 2014 and $823.7 million available for borrowings under the Credit Agreement. Requirements for working capital, dividends, pension contributions, capital expenditures, acquisitions, stock repurchases and principal and interest payments on our Term Loan and senior notes will be adequately funded by cash on hand and continuing operations, supplemented by short and long term borrowings, as required.
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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended August 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference from Note 14, Contingent Liabilities, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
During the quarter ended August 1, 2014, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 25, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2014, we made the following purchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under the Publicly Announced Program*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program* (in millions)
May 3, 2014 - May 30, 2014	255,800	$57.83	255,800	$641.6
May 31, 2014 - June 27, 2014	423,279	$59.16	423,279	$616.6
June 28, 2014 - August 1, 2014	412,523	$60.60	412,523	$591.6
* In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
Form of Restricted Stock Unit Award Agreement, dated June 3, 2014, between the registrant and Mark J. Gliebe in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2
Amended and Restated Credit Agreement, dated as of July 29, 2014, among Joy Global Inc., as Borrower, the Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank (USA) as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 29, 2014).

10.3
Second Amended and Restated Credit Agreement, dated as of July 29, 2014, among Joy Global Inc., as Borrower, the Guarantors, Bank of America, N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. as a Swing Line Lender and an L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 29, 2014).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on September 5, 2014.

JOY GLOBAL INC.
(Registrant)

Date: September 5, 2014	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 5, 2014	/s/ Matthew S. Kulasa
Matthew S. Kulasa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)