Form 10-K
period 2014-10-31
JOY GLOBAL INC
filed 2014-12-19
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED October 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 2, 2014, the last business day of our most recently completed second fiscal quarter, was approximately $5.9 billion, based on a closing price of $59.25 per share.
The number of shares outstanding of registrant’s common stock as of December 12, 2014 was 97,371,112.

Documents Incorporated by Reference
The information required by Part III of Form 10-K, is incorporated herein by reference to the definitive proxy statement for the registrant’s 2015 annual meeting of stockholders.

Joy Global Inc.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 31, 2014

This Page
Intentionally
Left Blank

PART I
This document contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives, pending acquisitions, expected operating results and other non-historical information, and the assumptions on which those statements are based. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include:

•	risks associated with international operations, including regional or country specific conditions and fluctuations in currency exchange rates;

•	cyclical economic conditions affecting the global mining industry and competitive pressures and changes affecting our industry, including demand for coal, copper, iron ore and other commodities;

•	general economic conditions, including those affecting the global mining industry;

•	our ability to develop products to meet the needs of our customers and the mining industry generally;

•	changes affecting our customers, including access to capital and regulations pertaining to mine safety, the environment or greenhouse gas emissions;

•	changes in laws and regulations or their interpretation and enforcement, including with respect to environmental matters;

•	changes in tax rates;

•	availability and cost of raw materials and manufactured components from third party suppliers;

•	our ability to protect our intellectual property;

•	our ability to hire and retain qualified employees and to avoid labor disputes and work stoppages;

•	our ability to generate cash from operations, obtain external funding on favorable terms and manage liquidity needs;

•	changes in interest rates;

•	changes in accounting standards or practices;

•	failure or breach in security of our information technology systems; and

•	challenges arising from acquisitions, including our ability to integrate businesses that we acquire.
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

Item 1. Business
General
Joy Global Inc. (the "Company," “we” and “us”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery ("Underground") and Surface Mining Equipment ("Surface"). We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of copper, coal and other minerals and ores and provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, South Africa and the United Kingdom.
Sales of original equipment for the mining industry, as a class of products, accounted for 31%, 45% and 48% of our consolidated net sales for fiscal 2014, 2013 and 2012, respectively. Service sales, which include revenues from maintenance and repair services, diagnostic analysis, fabrication, mining equipment and electric motor rebuilds, equipment erection services, training and sales of replacement parts, account for the remainder of our consolidated sales for each of those years.
On May 30, 2014, we closed on the purchase of certain assets of Mining Technologies International Inc. ("MTI") for $44.4 million. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We have acquired substantially all of the assets associated with MTI's hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included as part of the Underground segment from the acquisition date forward.
During fiscal 2011 and 2012, we completed a series of transactions that resulted in our acquisition of International Mining Machinery Holdings Limited (“IMM”), a leading designer and manufacturer of underground mining equipment in China. IMM's operations are included in our Underground segment.
Underground
We are the world’s largest producer of high productivity underground mining machinery for the extraction of coal, potash, salt, platinum and other bedded materials. We have manufacturing facilities in Australia, Canada, China, South Africa, the United Kingdom and the United States, as well as sales offices and service facilities in India, Poland and Russia. We also maintain an extensive network of service and distribution centers to rebuild and service equipment and to sell replacement parts and consumables in support of our installed base. This network includes five service centers in the United States and eight outside the United States, all of which are strategically located in major underground mining regions.
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
Hard rock mining products - We provide a complete range of hard rock mining products including raised boring products, blast hole drilling products, buckets and lip systems, hydraulic jumbo drills, production drills, loaders, trucks, shaft sinking and blasthole products. In addition, we provide service to support this equipment.
High angle conveyors – High angle conveyors are used in both underground and surface applications. They provide a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles. One of the differentiating factors of our conveyor technology is the use of a proprietary fully equalized pressing mechanism which secures material toward the center of the belt, while gently, but effectively, sealing the belt edges together. The high angle conveyor has throughput rates ranging from 0.30 to 4,400 tons per hour.
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
Life cycle management – We offer life cycle management programs for both underground and surface applications. These programs help our customers to optimize the productivity and cost effective use of our equipment over the life of the equipment. Each life cycle management program is specifically designed for a particular customer’s application of our equipment. Under each program, we provide products and services to support the equipment during its operating life cycle. Our life cycle management arrangements include cost per ton, component exchange programs and parts contracts. Cost per ton programs allow our customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, and our component exchange programs and parts contracts minimize production disruptions for repair or scheduled rebuilds.
In addition to life cycle management support, our Underground segment provides equipment assemblies, service, repairs, rebuilds, parts, enhancement kits and training to customers globally.
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
Surface
We are the world’s largest producer of electric mining shovels and a leading producer of blasthole drills, walking draglines and wheel loaders for open-pit mining operations. We have facilities in Australia, Brazil, Canada, Chile, China, South Africa and the United States, as well as sales offices in India, Mexico, Peru, Russia, the United Kingdom and Venezuela. Our products are used in the mining and processing of coal, copper, iron ore, oil sands, gold and other minerals and ores. We also provide logistics and a full range of life cycle management service support for our customers through a global network of strategically located operations within major mining regions. In some markets, we also provide electric motor rebuilds and other selected products and services to the non-mining industrial segment and sell used electric mining shovels, drills, loaders and parts.
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
Electric mining shovels – Mining shovels are used primarily to load copper, coal, iron ore, oil sands, gold and other mineral-bearing materials and overburden into trucks. Electric mining shovels feature large dippers, allowing them to load great volumes of material at a low operating cost. Dippers can range in size from 10 to 90 cubic yards.
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
High angle conveyors – High angle conveyors are used in both underground and surface applications. They provide a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles. One of the differentiating factors of our conveyor technology is the use of a proprietary fully equalized pressing mechanism which secures material toward the center of the belt, while gently, but effectively, sealing the belt edges together. The high angle conveyor has throughput rates ranging from 0.30 to 4,400 tons per hour.
Walking draglines – Draglines are primarily used to remove overburden in order to uncover coal or mineral deposits and then to replace the overburden as part of the reclamation activities. Our draglines are equipped with bucket sizes ranging from 30 to 160 cubic yards.
Wheel loaders – Loaders are generally used in coal, copper, gold and iron ore mines, and they utilize a proprietary diesel-electric drive system with digital controls. This proprietary system allows our equipment to stop, start and reverse direction without gear shifting or high-maintenance braking. We have five loaders with capacities up to 53 cubic yards, which are the largest in the industry, and can load rear-dump trucks in the 85 to 400 ton range.
Life cycle management – We offer life cycle management programs for both underground and surface applications. These programs help our customers to optimize the productivity and cost effective use of our equipment over the life of the equipment. Each life cycle management program is specifically designed for a particular customer’s application of our equipment. Under each program, we provide products and services to support the equipment during its operating life cycle. Our life cycle management arrangements include cost per ton, cost per hour, component exchange programs and parts contracts. Cost per ton and cost per hour programs allow our customers to pay fixed prices for each ton of material mined or each hour of machine time utilized in order to match equipment costs with revenues, and our component exchange programs and parts contracts minimize production disruptions for repair or scheduled rebuilds.
In addition to life cycle management support, our Surface segment provides equipment assemblies, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, parts, enhancement kits and training to customers globally.
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
Our personnel and distribution centers are strategically located close to customers in major mining centers around the world. We sell our products and services directly to customers through a global network of sales and marketing personnel. The Surface segment distribution organization also represents other leading providers of equipment and services to the mining and associated industries, which we refer to as “Alliance Partners.” Some of the Alliance Partner relationships include the following companies:

• Berkeley Forge and Tool Inc.	• Phillippi-Hagenbach Inc.

• Bridon American Corporation	• Prodinsa Wire Rope

• Towhaul Corporation	• Wire Rope Industries Ltd.

• Hensley Industries Inc.	• Wire Rope Corporation of America, Inc.

• Hitachi Mining Division	• ESCO Corporation

For each Alliance Partner, we typically enter into an agreement that provides us with the right to distribute certain products from the Alliance Partner in specified geographic territories. Specific sales of new equipment are typically based on “buy and resell” arrangements or are a direct sale from the Alliance Partner to the ultimate customer with a commission paid to us. The type of sales arrangement is typically agreed at the time of the customer’s commitment to purchase. Our sales of parts produced by Alliance Partners are generally made under “buy and resell” arrangements. To support Alliance Partners’ products in certain geographic regions, we typically hold parts and components in inventory.
Cyclicality
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on our sales of original equipment and services. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that our equipment is used to mine, including coal, copper, iron ore and oil, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation and increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by our customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by our customers are likely to lead to a decrease in demand for new mining machinery. However, in the down cycle, our customers increase their rebuild, parts and repair activity which could result in an increase in our service revenue stream. Conversely, rising commodity prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity typically leads to an increase in demand for new mining machinery.
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
Employees
As of October 31, 2014, we employed approximately 15,400 employees worldwide, with approximately 5,500 employed in the United States. Collective bargaining agreements or similar arrangements cover 31% of our U.S. workforce and 22% of our international employees. In 2015, union agreements are set to expire for 7% of our employees, with the largest agreement covering our union in Chile.
Customers
We sell our products primarily to large global and regional mining companies. No customer or affiliated group of customers accounted for 10% or more of our 2014 consolidated net sales.
Competitive Conditions
The domestic and foreign manufacturing and service operations of our Underground and Surface segments are subject to significant competitive pressures. We compete globally on the basis of product performance, customer service, support, availability, reliability, productivity, total cost of ownership and price. Most of our customers are large global mining companies that have substantial bargaining power, and most of our sales require us to participate in competitive bidding due in part to the current pressure on our customers to cut costs. We compete directly and indirectly with other manufacturers of surface and underground mining equipment and with manufacturers of parts and components for such products.
The Underground segment's products compete with similar products made by a number of established and emerging worldwide manufacturers of such equipment. Our rebuild services compete with a large number of local repair shops and also compete with various regional suppliers in the sale of replacement parts for our equipment.
The Surface segment’s shovels and draglines compete with similar products produced by two significant competitors and compete with hydraulic excavators, large rubber-tired front-end loaders and bucket wheel excavators made by several international manufacturers. Our blasthole drills compete with several worldwide drill manufacturers. As high productivity mining becomes more common internationally, especially in emerging markets, global manufacturing capability is becoming a competitive advantage. However, it is still important to have repair and rebuild capability near the customers' operations. In this regard, we compete with a large number of primarily regional suppliers in the sale of parts.
Both segments compete on the basis of providing superior productivity, reliability and service that lowers the overall cost of production for our customers. We compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.
Backlog
Backlog represents unfilled customer orders for our original equipment and service, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Such life cycle management programs extend for up to 17 years and totaled approximately $1.5 billion as of October 31, 2014. Customer orders included in backlog represent contracts to purchase specific original equipment or services by customers who have satisfied our credit review procedures. The backlog amounts reported exclude sales already recognized by fiscal year end under the percentage-of-completion method of accounting. The following table provides backlog by business segment as of each of our last three fiscal year ends:

In thousands	October 31, 2014	October 25, 2013	October 26, 2012
Underground	$729,791	$951,227	$1,341,097
Surface	629,861	554,971	1,269,825
Eliminations	(26,269)	(29,367)	(46,371)
Total Backlog	$1,333,383	$1,476,831	$2,564,551
Of the $1.3 billion of backlog, we expect to recognize approximately $227.3 million as revenue beyond fiscal 2015.
The decrease in backlog for Underground was driven by continued softness in coal markets, resulting in an orders booked to net sales ratio of less than one. The increase in backlog for Surface was driven by orders for equipment into oil sands, iron ore and copper mines, resulting in an orders booked to net sales ratio of greater than one.
Eliminations primarily consist of the surface applications of crushing and conveying included in both operating segments.
Raw Materials
In the manufacture of our products, we use large amounts of raw materials and processed inputs, including steel, copper and engine and electronic components. We obtain raw materials and certain manufactured components from third party suppliers. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components. We continuously monitor supplier arrangements to seek to identify and address risks of supply disruptions.
Patents and Trademarks
We own numerous patents and trademarks and we license technology from others that we utilize in our products and manufacturing methods. We continue to develop intellectual property, and we file new patent applications to protect our ongoing research and development activities. We have also granted licenses to certain of our patents and trademarks to other manufacturers and receive royalties under most of these licenses. While we do not consider any particular patent or trademark or group of patents or trademarks to be material to our business segments, we believe that in the aggregate our patents and trademarks are significant in distinguishing many of our product lines from those of our competitors.
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
The remaining value of the trademarks that were replaced are being amortized over the new estimated useful life. For those trademarks that were not replaced, our strategy is to co-brand these products, and we revalued these trademarks based on that assumption. The co-branded trademarks continue to have an indefinite life. As a result, a non-cash impairment charge of $155.2 million was recorded in the fourth quarter of fiscal 2013, of which $130.2 million was recorded by our Underground segment and $25.0 million was recorded by our Surface segment. This charge is recorded in the fiscal 2013 Consolidated Statement of Income under the heading Intangible asset impairment charges. Going forward, the amortization of the remaining carrying value associated with the trademarks that were replaced is being recorded in the Consolidated Statements of Income under the heading Product development, selling and administrative expenses.

In thousands	Underground	Surface	Consolidated
Patents
Gross Carrying Value at October 31, 2014	$21,069	$69,900	$90,969
Accumulated Amortization	(11,974)	(11,650)	(23,624)
Net Carrying Value	$9,095	$58,250	$67,345

Trademarks
Gross Carrying Value at October 31, 2014	$17,755	$12,200	$29,955
Accumulated Amortization	—	(2,440)	(2,440)
Net Carrying Value	$17,755	$9,760	$27,515
Research and Development
We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology and related acquisitions of technology. Research and development expenses totaled $40.6 million, $49.0 million, and $47.8 million for fiscal 2014, 2013 and 2012, respectively.
Environmental, Health and Safety Matters
Our domestic activities are regulated by federal, state and local statutes, regulations and ordinances relating to environmental protection and worker health and safety. These laws govern current operations, require remediation of environmental impacts associated with past or current operations and, under certain circumstances, provide for civil and criminal penalties and fines, as well as injunctive and remedial relief. Our foreign operations are subject to similar requirements as established by the jurisdictions in which they are located. We believe that we have substantially satisfied these diverse requirements.
Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings or our competitive position in fiscal 2014. Because these requirements are complex and subject to change, there can be no guarantee against the possibility of additional costs of compliance. However, we do not expect that our future compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and we do not expect to make any material capital expenditures for environmental control facilities in fiscal 2015.
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
Available Information
Our internet address is www.joyglobal.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors
Our international operations are subject to many uncertainties, and a significant reduction in international sales of our products could adversely affect us.

Our international operations are subject to various economic, political and other uncertainties that could adversely affect our business. In fiscal 2014, 2013 and 2012, approximately 69%, 72% and 69% of our sales, respectively, were derived from sales outside the United States, and economic conditions in the countries and regions in which we operate significantly affect our profitability and growth prospects. The following risks are associated with doing business internationally and could adversely affect our business, financial condition and results of operations:

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

•	customs matters and changes in trade policy, tariff regulations or other trade restrictions;

•	economic or political instability or tensions, trade disputes and the introduction of economic sanctions;

•	terrorist attacks and international or civil conflicts that affect international trade or the mining industry, including the ongoing conflict in Ukraine;

•	unexpected changes in regulatory requirements, up to and including nationalization or expropriation by foreign governments;

•	higher tax rates and potentially adverse tax changes, including restrictions on repatriating offshore earnings, adverse tax withholding requirements and double taxation;

•	greater difficulties protecting our intellectual property;

•	increased risk of litigation and other disputes with customers;

•	fluctuations in our operating performance based on our geographic mix of sales;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	costs and difficulties in integrating, staffing and managing international operations, especially in rapidly growing economies such as China;

•	transportation delays and interruptions;

•
natural disasters and the greater difficulty in recovering from them in some of the foreign countries in which we operate, especially in countries prone to earthquakes, such as Chile, China, India and Indonesia; and

•	uncertainties arising from local business practices and cultural considerations.
We expect that the percentage of our sales occurring outside the United States will continue to increase over time largely due to increased activity in China, India and other emerging markets relative to that in the United States. The foregoing risks may be particularly acute in emerging markets, where our operations are subject to greater uncertainty due to increased volatility associated with the developing nature of the economic, legal and governmental systems of these countries. If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations, it could adversely affect our business, financial condition or results of operations.
Our business is materially impacted by cyclical economic conditions affecting the global mining industry.
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on our sales of original equipment and services. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that our equipment is used to mine, including coal, copper, iron ore and oil, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation and increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by our customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by our customers are likely to lead to a decrease in demand for new mining machinery, and may result in a decrease in demand for parts and services as our customers are likely to reduce inventories, redistribute parts from closed mines and delay rebuilds during industry downturns. In addition to declining orders for our products and services, adverse economic conditions for our customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital. As a result of this cyclicality in the global mining industry, we have experienced significant fluctuations in our business, results of operations and financial condition, and we expect our business to continue to be subject to these fluctuations in the future.
We are largely dependent on the continued demand for coal, which is subject to economic and climate related risks.
Approximately 61% of our revenues come from our thermal and metallurgical coal-mining customers. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other fuel sources, particularly natural gas. In addition, coal combustion generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for steel, demand for coal will decline. Reduced demand for coal would result in reduced demand for our mining equipment and services and adversely affect our business, financial condition and results of operations.
Environmental regulations impacting the mining industry may adversely affect demand for our products.
We supply original equipment and services to mining companies operating in major mining regions throughout the world. Our customers’ operations are subject to or affected by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws. In addition, new environmental legislation or administrative regulations relating to mining or affecting demand for mined materials, or more stringent interpretations of existing laws and regulations, may require our customers to significantly change or curtail their operations. The high cost of compliance with environmental regulations may discourage our customers from expanding existing mines or developing new mines and may also cause customers to limit or even discontinue their mining operations. As a result of these factors, demand for our mining equipment and the services we provide could be adversely affected by environmental regulations directly or indirectly impacting the mining industry. Any reduction in demand for our products and services as a result of environmental regulations is likely have an adverse effect on our business, financial condition or results of operations.
Demand for our products may be adversely impacted by regulations related to mine safety.
Our principal customers are surface and underground mining companies. The mining industry has encountered increased scrutiny as it relates to safety regulations, primarily due to recent high profile mining accidents. New legislation or regulations relating to mine safety standards and the increased cost of compliance with such standards may induce customers to discontinue or limit their mining operations and may discourage companies from developing new mines, which in turn could diminish demand for our products.
We face risks from currency exchange rate fluctuations because our international operations are conducted in various local currencies, while our consolidated financial results are reported in U.S. dollars.
Our significant foreign subsidiaries use local currencies as their functional currency. Because our financial reporting currency is the U.S. dollar, preparation of our consolidated financial statements requires that we translate the assets, liabilities, expenses and revenues of these subsidiaries into U.S. dollars at applicable exchange rates. Accordingly, fluctuations in the exchange rates between the U.S. dollar and the currencies of the other countries in which we conduct business, notably including the Australian dollar, British pound sterling, Canadian dollar, Chilean peso, Chinese renminbi and South African rand, may affect our assets, earnings and cash flows. In addition, currency exchange rate fluctuations may affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may adversely affect demand for our equipment. Substantial exchange rate fluctuations, particularly due to strengthening of the U.S. dollar, may have a material adverse effect on our results of operations, financial condition and cash flows, as well as the comparability of our consolidated financial statements between reporting periods. While we attempt to reduce the risks from exchange rate fluctuations by entering into hedging arrangements, these arrangements may not be effective or may only delay or temporarily mitigate the adverse effect of fluctuations in exchange rates.
Our global operations are subject to extensive trade and anti-corruption laws and regulations.
Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries. Any alleged or actual violations of applicable laws or regulations may subject us to government scrutiny, investigation, litigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business and may result in an adverse effect on our reputation, business and results of operations or financial condition.
We operate in a highly competitive environment, which could adversely affect our sales and pricing.
Our domestic and foreign manufacturing and service operations are subject to significant competitive pressures. We compete globally on the basis of product performance, customer service and support, availability, reliability, productivity and price. Most of our customers are large global mining companies that have substantial bargaining power, and some of our sales require us to participate in competitive bidding. We compete directly and indirectly with other manufacturers of surface and underground mining equipment and with manufacturers of parts and components for such products. Some of our competitors are larger than us and, as a result, may have broader product offerings and greater access to financial resources. Certain of our competitors also may pursue aggressive pricing or product strategies that may cause us to reduce the prices we charge for our original equipment, products and services or lose sales. These actions may lead to reduced revenues, lower margins and/or a decline in market share, any of which may adversely affect our business, financial condition and results of operations.
We may acquire businesses, dispose of businesses or engage in other transactions for which we may not realize anticipated benefits, or it may take longer than expected to realize such benefits, which may adversely affect our operating results, financial condition and existing business.
From time to time, we may explore and pursue transaction opportunities that may complement our core businesses, and we also may consider divesting businesses or assets that we do not regard as part of our core businesses. These transaction opportunities may come in the form of acquisitions, joint ventures, investments, start-ups, divestitures or other structures. There are risks associated with acquisition and disposition of business transactions, including, without limitation, general business risk, integration risk, technology risk, market acceptance risk, litigation risk, environmental risk, regulatory approval risk and risks associated with the failure to complete announced transactions. In the case of acquisitions, we may not be able to discover, during the due diligence process or otherwise, all known and unknown risks associated with the business we are acquiring. In the case of divestitures, we may agree to indemnify acquiring parties for known or unknown liabilities arising from the businesses we are divesting.
Undiscovered factors may result in our incurring financial or other liabilities, which could be material. In addition, completion of a transaction may require us to incur debt, issue equity, utilize other capital resources, make expenditures, provide guarantees or indemnification and/or agree to other terms and may also consume a substantial portion of our management’s time and attention. These transactions may not ultimately create value for us or our stockholders, and may harm our reputation and adversely affect our business, financial condition or results of operations.
We may acquire companies or make investments or otherwise enter into new markets in which we have little or no experience, which may lead us to fail to realize the anticipated benefits of such entry and which may adversely affect our financial condition and results of operations.
From time to time we may acquire or make investments in companies or businesses to gain access to, or otherwise seek to enter, new product or geographic markets in which we have no, or only limited, familiarity and experience. In addition, we may acquire companies engaged in the manufacture of mining equipment that have substantial operations in other lines of business in which we have no prior experience, that we may be unwilling, or unable on commercially reasonable terms, to divest, or for which we may incur significant costs to divest. Our recent acquisition activity has included transactions of both types, including our 2014 purchase of MTI, which marked our entry into the market for underground hard rock mining equipment, and our 2011 acquisition of LeTourneau, which included a drilling products business that we subsequently divested and a steel products business that we retained. While our entry into new markets may in many cases involve operations that appear complementary to our own, we may lack familiarity with the design, manufacture, sale or maintenance of equipment produced for such market, with the needs or expectations of customers operating in such markets, or with regulatory requirements affecting such markets. In addition, our competitors in new markets will have greater experience and may have greater resources than we do. As a result of these factors, we may fail to achieve the business objectives that we intended to achieve at the time we entered into a new market, which may have a material adverse effect on our reputation, business, financial condition or results of operations.
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
Our cost of borrowing under our unsecured revolving credit facility that matures on July 29, 2019 (the “Credit Agreement”) and our ability and the terms under which we may access the capital markets are affected by credit ratings assigned to our indebtedness by the major credit rating agencies. These ratings are premised on our performance under assorted financial metrics, such as leverage and interest coverage ratios and other measures of financial strength, business and financial risk, industry conditions, transparency with rating agencies and timeliness of financial reporting. Our current ratings have served to lower our borrowing costs and facilitate access to a variety of lenders. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results, by our market outlook or by actions that we take, such as incurring additional indebtedness or by returning excess cash to shareholders through dividends or under our share repurchase program. A downgrade of our credit ratings would increase our cost of borrowing under the Credit Agreement, negatively affect our ability to access the capital markets on advantageous terms, or at all, negatively affect the trading price of our securities and have a material adverse effect our business, financial condition and results of operations.
Significant changes in our actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension funding requirements in future periods.
Our results of operations may be affected by the amount of income or expense that we record for our defined benefit pension plans and certain other retirement benefits. We measure the valuation of our pension plans annually as of our fiscal year end in order to determine the funded status of and our funding obligation with respect to such plans. This annual valuation of our pension plans is highly dependent on certain assumptions used in actuarial valuations, which include actual and expected return on pension assets and discount rates. These assumptions take into account current and expected financial market data, other economic conditions, such as interest rates and inflation, and other factors such as plan asset allocation and future salary increases. If actual rates of return on pension assets materially differ from assumptions, our pension funding obligations may increase or decrease significantly. Our funding obligation is determined under governmental regulations and is measured based on the value of our assets and liabilities. An adverse change in our funded status due to the volatility of returns on pension assets and the discount rate applied could increase our required future contributions to our plans, which may adversely affect our results of operations and financial condition.

We may record future goodwill impairment charges or other asset impairment charges, which could have a material adverse impact on our financial results.
A significant portion of our assets consists of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of October 31, 2014, goodwill and other intangible assets totaled $1.8 billion and represented approximately 33% of our total assets. We evaluate our finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We evaluate our goodwill and long-lived intangible assets for impairment annually in our fourth quarter, or more frequently if events or changes in circumstances suggest that impairment may exist. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, we will record an impairment loss when the carrying value of the reporting unit or underlying asset exceeds its fair value. In the fourth quarter of fiscal 2013, we recorded an impairment charge of $155.2 million for trade name intangibles related to our rebranding strategy. Because of the significance of our goodwill and other intangible assets, any future impairment of our goodwill or other intangible assets could have a material adverse effect on our results of operations and financial condition.
We may incur additional tax expense or become subject to additional tax exposure.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent on the location of earnings among these different jurisdictions. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. In addition, as of October 31, 2014, our foreign subsidiaries held $196.5 million of cash and cash equivalents that would be subject to U.S. taxation if repatriated to the United States. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. The results of audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the company’s provision for income taxes and cash tax liability.
Our continued success depends on our ability to protect our intellectual property, which cannot be assured.
Our future success depends in part on our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret law and, to a lesser extent, trademark and patent law, to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could adversely affect our business, financial condition or results of operations.
Our manufacturing operations are dependent on third party suppliers, making us vulnerable to supply shortages and price increases.
In the manufacture of our products, we use large amounts of raw materials and processed inputs including steel, copper and engine and electronic components. We obtain raw materials and certain manufactured components from third party suppliers. Our financial performance is constrained by our ability to secure critical raw materials such as steel and copper at prices that support our cost structure, or that can be passed along to our customers through increases in the price of the equipment that we manufacture. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters, may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected. Any of these events could adversely affect our business, financial condition or results of operations.
Labor disputes and increasing labor costs could adversely affect us.
Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees. As of October 31, 2014, collective bargaining agreements or similar type arrangements cover 31% of our U.S. workforce and 22% of our international employees. We cannot provide assurance that disputes, work stoppages or strikes will not arise in the future. In addition, when existing collective bargaining agreements expire, we cannot be certain that we will be able to reach new agreements with our employees. In fiscal 2015, union agreements are to expire for 7% of our employees, with the largest agreement covering our union in Chile. New collective bargaining agreements may be on substantially different terms and may result in increased direct and indirect labor costs. Future disputes with our employees could adversely affect our business, financial condition or results of operations.
Increased IT security threats and sophisticated computer crime pose a risk to our systems, networks, products and services.
We rely on information technology ("IT") systems and networks in connection with a variety of our business activities, and we collect and store sensitive data. IT security threats and sophisticated computer crime, including advanced persistent threats such as attempts to gain unauthorized access to our systems, are increasing in sophistication and frequency. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We have experienced, and expect to continue to confront, attempts from hackers and other third parties to gain unauthorized access to our IT systems and networks. Although these attacks to date have not had a material impact on us, we could in the future experience attacks that could have a material adverse effect on our financial condition, results of operations or liquidity. While we actively manage IT risks within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks and data. A failure of or breach in IT security could expose us and our customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.
A material disruption to one of our significant manufacturing plants could adversely affect our ability to generate revenue.
We produce most of our original equipment and parts for each product type at a limited number of principal manufacturing facilities. If operations at one or more of these significant facilities were to be disrupted as a result of equipment failures, natural disasters, power outages or other reasons, our business, financial condition or results of operations could be adversely affected. Interruptions in production could increase costs and delay delivery of some units.
Our business could be adversely affected by our failure to develop new technologies.
The mining industry is a capital-intensive business, with extensive planning and development necessary to open a new mine. The success of our customers’ mining projects is largely dependent on the efficiency with which the mine operates. If we are unable to provide continued technological improvements in our equipment that meet the needs and expectations of our customers and the broader industry on mine productivity, safety and efficiency, the demand for our mining equipment would be adversely affected, which would negatively impact our business, financial condition and results of operations.
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
We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis. We do not consider ourselves to be dependent on any single customer; however, our top ten customers collectively accounted for approximately 38% of our net sales for fiscal 2014. Consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers. The loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our business, financial condition or results of operations.
Regulations related to conflict-free minerals may force us to incur additional expenses.
In August 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rule requires us to perform due diligence, and report whether “conflict minerals,” which are defined as tin, tantalum, tungsten and gold, necessary to the functionality of a product we manufacture originated from the Democratic Republic of Congo or an adjoining country. We filed our initial specialized disclosure report on Form SD with the SEC regarding such matters on May 30, 2014, and we will be required to prepare and file such a report on an annual basis in the future. We also may become subject to similar regulatory initiatives in other jurisdictions. As our supply chain is complex, we may incur significant costs to determine the source and custody of conflict minerals that we use in order to comply with these regulatory requirements. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our equipment, or if we are unable to conclude that our products are “conflict free.” Over time, conflict minerals reporting requirements may affect the sourcing, price and availability of some minerals which are necessary to the manufacture of our products, and may affect the availability and price of conflict minerals that are certified as conflict free. Accordingly, we may incur significant costs as a consequence of regulations related to conflict-free minerals, which may adversely affect our business, financial condition or results of operations.
We may be adversely affected by litigation or contractual obligations that give rise to liability.
We and our subsidiaries are involved in various unresolved legal matters that arise in the ordinary course of operations, the most prevalent of which relate to product liability (including asbestos and silica related liability), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business. While we maintain insurance coverage with respect to certain claims, our policies are subject to substantial deductibles. Furthermore, we cannot be certain that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance (or for which our insurers refuse to provide coverage) or that result in recoveries in excess of insurance coverage could adversely affect our business, financial condition or results of operations.
We establish reserves based on our assessment of contingencies related to legal claims asserted against us, as required by accounting principles generally accepted in the United States (“GAAP”). Developments during the course of legal proceedings may affect our assessments and estimates of our contingencies, which in turn may require us to record or change the amount of a reserve, or make a payment in excess of an amount that we have reserved. Changes to reserves and payments that are greater than reserved amounts may have an adverse effect on our financial condition and results of operations.
In addition, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Some of these claims and obligations involve significant potential liability, which may adversely affect our business, financial condition or results of operations.
We are the subject of an ongoing SEC investigation, which could divert management’s attention and result in substantial investigation expenses, monetary fines and other possible remedies.
We disclosed on November 6, 2014 that we had received a subpoena from the SEC’s Division of Enforcement concerning our 2012 acquisition of IMM and related accounting matters. We are cooperating with the SEC regarding this investigation, which is ongoing. Responding to the SEC’s investigation could divert management’s attention from other matters relating to our business, result in substantial investigation expenses and otherwise harm our business and reputation. In addition, if the SEC were to commence legal action, we could be subject to monetary fines and other possible remedies. We are unable to predict what consequences, if any, the SEC investigation may have on us, or the timing of its resolution. Although we currently do not expect the investigation to have a material adverse effect on our consolidated results of operations, financial position or liquidity, the timing, resolution and impact of this matter is unknown.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of October 31, 2014, the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters is currently housed in 31,690 square feet and 13,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.
Underground Locations

Location	Floor Space (Sq. Ft.)		Land Area (Acres)	Principal Operations
United States
Warrendale, Pennsylvania	71,250		13	Administration, engineering
Eighty Four, Pennsylvania	118,000	(4)	—	Warehouse, distribution
Franklin, Pennsylvania	830,900		58	Manufacturing, administration, engineering, assembly

Underground Locations

Homer City, Pennsylvania	91,124		10	Manufacturing, warehouse, administration, repairs, rebuilds, assembly
Meadowlands, Pennsylvania	117,900		12	Warehouse, administration, repairs, distributions, sales
Reno, Pennsylvania	121,400		22	Manufacturing
Winfield, Alabama	250,000		33	Manufacturing, administration, sales, engineering
Winfield, Alabama	960	(1)	—	Distribution
Mount Vernon, Illinois	6,407	(3)	—	Sales
Mount Vernon, Illinois	1,700	(1)	—	Services
Lebanon, Kentucky	88,250		12	Manufacturing, repairs, rebuilds, assembly
Salyersville, Kentucky	125,842		14	Manufacturing
Billings, Montana	30,000	(3)	—	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, services, assembly
Brook Park, Ohio	85,000		4	Manufacturing
Solon, Ohio	101,200		11	Manufacturing
Wellington, Utah	76,250		60	Warehouse, administration, repairs, rebuilds, sales, assembly
Bluefield, Virginia	102,160		15	Manufacturing, repairs, rebuilds, assembly
Duffield, Virginia	101,310		11	Repairs, rebuilds, sales
Australia
Minto	23,024		4	Manufacturing
Moss Vale	97,392		33	Manufacturing, repairs, rebuilds, engineering
Moss Vale	38,750	(1)	13	Warehouse, administration
Moss Vale	11,302	(1)	—	Warehouse
Mudgee	2,046	(2)	—	Administration, sales
Parkhurst	76,639		19	Repairs, rebuilds
Somersby	49,655		3	Manufacturing, administration, repairs, engineering
Wollongong	14,334	(4)	—	Administration, engineering
Canada
Lively	46,666		10	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, engineering, services, assembly
Lively	54,456		6	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
Thompson	35,000	(2)	—	Warehouse, repairs, distribution, sales
China
Baotou	104,162	(5)	6	Repairs, rebuilds, engineering, services
Beijing	21,586	(3)	—	Administration, sales
Huainan	349,255		50	Manufacturing, warehouse, administration, sales, engineering, services, assembly
Jiamusi	1,222,228		28	Manufacturing, warehouse, administration, repairs, distribution, sales, services, assembly
Jixi	929,945		18	Manufacturing, warehouse, administration
Qingdao	117,692		1	Manufacturing, warehouse, administration, services, assembly
Tianjin	370,187		9	Manufacturing, warehouse, distribution
Tianjin	205,645	(9)	8	Manufacturing
Wuxi	185,421		10	Manufacturing
England

Underground Locations

Sunderland	100,850	(8)	5	Manufacturing, administration, sales, engineering
Wigan	60,000	(2)	3	Administration, engineering
Worcester	178,000		14	Manufacturing, warehouse, administration, repairs, engineering
India
Nagpur	8,053	(1)	—	Administration, repairs, rebuilds, distribution, sales, services
Poland
Tychy	66,206		9	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
Russia
Novokuznetsk	15,750	(2)	3	Manufacturing, warehouse, repairs, rebuilds
South Africa
Pretoria	2,778	(3)	1	Administration
Rustenburg	538	(3)	1	Administration, sales
Wadeville	333,393		29	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
Witbank	39,708		1	Warehouse, administration, distribution, sales, services

Surface Locations

Location	Floor Space (Sq. Ft.)		Land Area (Acres)	Principal Operations
United States
Milwaukee, Wisconsin	684,000		46	Manufacturing, warehouse, administration, distribution, sales, engineering, assembly
Milwaukee, Wisconsin	180,000		13	Manufacturing, administration, sales, assembly
Milwaukee, Wisconsin	91,207	(2)	8	Manufacturing, sales and assembly
Mesa, Arizona	73,000		5	Warehouse, administration, repairs, rebuilds
Fort Meade, Florida	24,086	(7)	5	Warehouse, administration, repairs, rebuilds, sales, services
Virginia, Minnesota	82,000		20	Warehouse, administration, repairs, rebuilds, distribution, sales, services, assembly
Elko, Nevada	30,000		5	Repairs and rebuilds
Elko, Nevada	28,000	(4)	4	Repairs and services
Portland, Oregon	26,586		6	Warehouse, administration, repairs, rebuilds, distribution, sales, services, assembly
Kilgore, Texas	12,400		4	Administration, sales, services
Longview, Texas	1,409,000		2,105	Manufacturing, warehouse, administration, repairs, distribution, sales, engineering, services, assembly
Evansville, Wyoming	25,000		6	Rebuilds
Gillette, Wyoming	60,000		6	Manufacturing, warehouse, administration, repairs, rebuilds, sales, services, assembly
Gillette, Wyoming	16,000		3	Administration, services
Australia
Bassendean	72,500		5	Warehouse, administration, sales, services, assembly
Hemmant	23,724		2	Warehouse, administration, repairs
Mackay	36,425		3	Warehouse, administration, repairs, sales, services
Murarrie	15,000	(5)	1	Administration, sales
Rutherford	15,640	(2)	4	Warehouse, administration, repairs
Rutherford	150,000		11	Warehouse, administration, repairs, rebuilds, sales, services, assembly
Brazil
Belo Horizonte	40,365	(15)	1	Warehouse, administration, repairs, distributions, sales, engineering, services, assembly
Canada
Calgary	31,499	(6)	1	Manufacturing, administration
Edmonton	37,810	(2)	6	Warehouse, rebuilds
Fort McMurray	44,200	(14)	5	Warehouse, rebuilds
Sparwood	67,923	(4)	2	Services
Chile
Antofagasta	303,844		7	Repairs, rebuilds, engineering, services, assembly
Antofagasta	161,459	(1)	4	Warehouse, distribution
China
Tianjin	127,880	(9)	3	Manufacturing, warehouse, administration, distribution, engineering, assembly
India
Kolkata	10,176	(2)	—	Administration, sales, services
Mexico
Tlaquepaque, Jalisco	5,823	(3)	—	Administration, sales
Cananea, Sonora	15,000	(5)	—	Warehouse, administration, repairs, sales, services

(1)	Under a month-to-month lease

(2)	Under a lease expiring in 2015

(3)	Under a lease expiring in 2016

(4)	Under a lease expiring in 2017

(5)	Under a lease expiring in 2018

(6)	Under a lease expiring in 2019

(7)	Under a lease expiring in 2020

(8)	Under a lease expiring in 2021

(9)	Under a lease expiring in 2022

(10)	Under a lease expiring in 2023

(11)	Under a lease expiring in 2024

(12)	Under a lease expiring in 2025

(13)	Under a lease expiring in 2026

(14)	Under a lease expiring in 2027

Item 3. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the ordinary course of operations, the most prevalent of which relate to product liability (including approximately 3,250 asbestos and silica related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

SEC Investigation. In the fourth quarter of 2014, we received a notice from the SEC’s Division of Enforcement that it was conducting an investigation into certain matters involving our acquisition of IMM in 2012 and related accounting matters. The notice was accompanied by a subpoena directing us to produce a variety of documents. We have provided documents responsive to the subpoena and are cooperating with the SEC in its investigation. While it is not possible to predict the timing or outcome of the SEC inquiry, we currently believe that this matter will not have a material adverse effect on our consolidated results of operation, financial position or liquidity.

Delaware Chancery Litigation. On November 12, 2014, Ironworkers Local No. 25 Pension Fund (“Plaintiff”) brought suit in the Court of Chancery of the State of Delaware (Case No. 10341) against the Company, members of its Board of Directors, and Bank of America Corporation (“Bank of America”), in its capacity as Administrative Agent under the Credit Agreement. Plaintiff alleges that the Company’s directors breached their fiduciary duties by unjustifiably permitting the Credit Agreement to contain what plaintiff calls a “Dead Hand Proxy Put” change of control provision, which would provide for the acceleration of amounts outstanding under the Credit Agreement in the event that a majority of the board of directors is replaced in a proxy contest.   In addition to the Credit Agreement, this provision has been present in the Company’s credit facilities since 2005. Plaintiff claims that this provision has a coercive effect on stockholder voting for change on the board of directors, and entrenches the Company’s incumbent directors.  The complaint alleges that Bank of America aided and abetted the defendant directors in their alleged breach of fiduciary duties.  The complaint does not seek monetary damages from the Company, but instead seeks a declaratory judgment that the Company’s directors breached their fiduciary duties, that Bank of America aided and abetted this breach, and that the challenged change of control provision is invalid, unenforceable, and severable; a permanent injunction against enforcement of the challenged provision by Bank of America; and attorneys’ fees and other costs.

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

Name	Age	Current Office and Principal Occupation	Years as Officer
Edward L. Doheny II	52	President and Chief Executive Officer and a director of Joy Global Inc. since 2013. From 2006 to 2013 he served as Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Global Underground Mining LLC.	8
Randal W. Baker	51	Executive Vice President and Chief Operating Officer since 2013. He previously served as Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Global Surface Mining Inc. from 2009 to 2013.	5
James M. Sullivan	54	Executive Vice President and Chief Financial Officer since 2012. He previously served as Chief Financial Officer of Solutia, Inc. from 2004 to 2012. Mr. Sullivan also served as Solutia’s Executive Vice President from 2009 until his departure and previously served as Senior Vice President from 2004 through 2009 and Treasurer from 2004 through 2011.	2
Sean D. Major	50	Executive Vice President, General Counsel and Secretary since 2007.	8
Johannes S. Maritz	55	Executive Vice President, Human Resources since 2012. From 2007 to 2012 he served as Vice President, Human Resources for Joy Global Underground Mining LLC.	2

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value of $1.00 per share, began trading on the New York Stock Exchange on December 6, 2011 under the symbol “JOY.” The table below sets forth the high and low sales price and dividend payments for our common stock during the periods indicated. As of December 11, 2014, there were approximately 81,120 shareholders of record.

	Price per Share		Dividends Per Share
	High	Low
Fiscal 2014
Fourth Quarter	$64.61	$48.91	$0.20
Third Quarter	$65.36	$56.81	$0.20
Second Quarter	$62.49	$51.17	$0.175
First Quarter	$59.35	$52.12	$0.175
Fiscal 2013
Fourth Quarter	$58.96	$48.07	$0.175
Third Quarter	$61.75	$47.83	$0.175
Second Quarter	$68.21	$52.10	$0.175
First Quarter	$69.19	$53.83	$0.175

During the fourth quarter of fiscal 2014, we made the following purchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under the Publicly Announced Program*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program* (in millions)
August 2, 2014 - August 29, 2014	1,100,000	$61.04	1,100,000	$524.4
August 30, 2014 - September 26, 2014	123,713	$63.46	123,713	$516.6
September 27, 2014 - October 31, 2014	—	$—	—	$516.6
* In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations.

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicle Truck Index (“DJUSHR”). This graph assumes $100 was invested on October 30, 2009 in our common stock, the S&P 500 Composite Stock Index and the DJUSHR.

	10/30/2009	10/29/2010	10/28/2011	10/26/2012	10/25/2013	10/31/2014
Joy Global Inc.	$100.00	$142.54	$184.70	$125.97	$120.39	$110.50
S&P 500	100.00	116.52	125.94	145.09	184.52	216.39
DJUSHR	100.00	151.92	164.22	163.75	189.91	223.43

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
RESULTS OF OPERATIONS

In thousands, except per share amounts	Year Ended October 31, 2014	Year Ended October 25, 2013 (1)	Year Ended October 26, 2012 (2)	Year Ended October 28, 2011 (3)	Year Ended October 29, 2010
Net sales	$3,778,310	$5,012,697	$5,660,889	$4,403,906	$3,524,334
Operating income	517,140	821,661	1,172,559	920,179	697,103
Income from continuing operations attributable to Joy Global Inc.	$331,037	$533,938	$767,081	$631,002	$461,499
Loss from discontinued operations	—	(225)	(5,060)	(21,346)	—
Net income attributable to Joy Global Inc.	$331,037	$533,713	$762,021	$609,656	$461,499
Basic earnings per share:
Income from continuing operations	$3.31	$5.03	$7.25	$6.01	$4.47
Loss from discontinued operations	—	—	(0.05)	(0.20)	—
Net income	$3.31	$5.03	$7.20	$5.81	$4.47
Diluted earnings per share:
Income from continuing operations	$3.28	$4.99	$7.18	$5.92	$4.40
Loss from discontinued operations	—	—	(0.05)	(0.20)	—
Net income	$3.28	$4.99	$7.13	$5.72	$4.40
Dividends per share	$0.75	$0.70	$0.70	$0.70	$0.70
Working capital excluding cash held in escrow and discontinued operations	$1,454,953	$1,473,538	$1,388,407	$1,000,475	$1,338,603
Total assets	$5,596,986	$5,789,582	$6,142,503	$5,426,354	$3,271,013
Total long-term obligations	$1,269,646	$1,307,376	$1,357,092	$1,388,167	$396,668

(1) – In fiscal 2013, we incurred a $155.2 million intangible impairment charge.
(2) – In December 2011, we acquired IMM, a leading designer and manufacturer of underground coal mining equipment in China.
(3) – In June 2011, we acquired LeTourneau, a worldwide leader in earthmoving equipment, and in October 2011 we completed the sale of its drilling products business. The drilling products business is accounted for as discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of Joy Global Inc. and its subsidiaries for fiscal 2014, 2013 and 2012. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

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
Acquisition of Mining Technologies International Inc.
On May 30, 2014, we closed on the purchase of certain assets of Mining Technologies International Inc. ("MTI") for $44.4 million. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We have acquired substantially all of the assets associated with MTI's hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included as part of the Underground segment from the acquisition date forward.
Acquisition of International Mining Machinery
On December 29, 2011, we acquired a controlling interest in IMM, a leading designer and manufacturer of underground coal mining equipment in China. In fiscal 2012, we acquired the remaining shares of IMM through a tender offer and subsequent compulsory acquisition of the untendered shares.
Prior to obtaining control on December 29, 2011, we accounted for our investment in IMM under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Consolidated Statement of Income under the heading Other income for the year ended October 26, 2012. The results of operations for IMM have been included in the accompanying financial statements from December 29, 2011 forward as part of the Underground segment. Prior to obtaining control, our share of income from IMM was reported in the Consolidated Statements of Income under the heading Other income and included in Corporate.
Operating Results
Net sales in fiscal 2014 were $3.8 billion, compared to $5.0 billion in fiscal 2013. The decrease in net sales of $1.2 billion, or 25%, in the current year reflected a decrease in original equipment sales of $1.1 billion, or 47%, and a decrease in service sales of $167.1 million, or 6%. Original equipment sales decreased in all regions. The decline in original equipment sales was led by North America and Australia, which decreased by $362.8 million and $259.6 million, respectively. Service sales decreased in China, Australia and Eurasia by $100.4 million, $88.5 million and $12.8 million, respectively, with increases in all other regions. Compared to the prior year, net sales in fiscal 2014 included a $94.8 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating income in fiscal 2014 was $517.1 million, or 13.7% of net sales, compared to $821.7 million, or 16.4% of net sales, in fiscal 2013. The decrease in operating income of $304.5 million, or 37%, in the current year was due to margins on lower sales volumes of $421.8 million, a less favorable product mix of $31.4 million, lower manufacturing cost absorption of $41.8 million, a decrease in other income of $21.3 million due to a $15.0 million claim settlement and a $13.5 million acquisition settlement in fiscal 2013, and higher period costs (defined as any costs of sales other than those costs associated with selling inventory at standard costs) of $17.1 million, which includes a $7.8 million non-cash pension curtailment charge resulting from actions taken during fiscal 2014 to freeze certain of our U.S. bargaining units' defined benefit plans at the end of the calendar year. These items were partially offset by the non-cash impairment charge of certain acquired trademarks in fiscal 2013 of $155.2 million and reduced product development, selling and administrative expenses of $73.7 million, which include a $6.9 million decrease in restructuring costs. Compared to the prior year, operating income in fiscal 2014 included a $17.4 million unfavorable effect of foreign currency translation.
Income from continuing operations in fiscal 2014 was $331.0 million, or $3.28 per diluted share, compared to $533.9 million, or $4.99 per diluted share, in fiscal 2013.
Bookings in fiscal 2014 were $3.6 billion, compared to $3.9 billion in fiscal 2013. The decrease in bookings of $310.9 million, or 8%, in the current year reflected a decrease in original equipment bookings of $358.0 million, or 26%, and an increase in service orders of $47.1 million, or 2%. Original equipment bookings decreased in all regions except Latin America. The decrease in original equipment orders was led by Australia and North America, which decreased by $180.3 million and $86.7 million, respectively. Service bookings increased in all regions except Australia and Eurasia. The increase in service orders was led by Latin America and North America, which increased by $62.8 million and $36.8 million, respectively. Compared to the prior year, bookings in fiscal 2014 included a $114.6 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Market Outlook
During 2014, most major commodity markets served by the company remained in surplus as a slower than expected supply response was met by weakening global demand. These conditions resulted in a depressed pricing environment for most of the year that continued to influence the capital spending plans of our customers. Mining industry capital expenditures declined in 2014 for the second consecutive year, with further declines expected in 2015 as companies seek to optimize their mining portfolios to operate in a lower commodity price environment.

Since peaking during July, global economic growth has slowed in recent months as geographic and geopolitical issues have weighed on the overall global economy. Manufacturing conditions in the Eurozone slowed throughout the year weighing on economic growth, which reached 16-month lows in November. Along with this, consumer confidence in Europe has eroded and suggests the need for further policy measures to avoid a renewed contraction in economic activity. Chinese growth remains muted as the ongoing transition to a more consumer driven economy has slowed manufacturing growth. While growth in China is expected to occur in calendar 2014, conditions constraining growth persist, including a cooling of the housing market, high levels of debt and a weak export market.
After one of the coldest winters on record in 2013, U.S. coal markets were poised to see a rebound in production during 2014. However, a cooler-than-normal summer, record domestic natural gas production, and reduced export opportunities reduced the U.S. coal production outlook. Production during 2014 is now expected to be flat, while coal consumption in the electric power sector should increase. Coal inventories across the country remain below 10-year averages and could provide a catalyst for increased production should demand pick up. Looking into 2015, U.S. coal markets will remain constrained as expected gas production growth and depressed seaborne prices weigh on U.S. coal production, which will likely be flat with 2014.
After falling during 2014, seaborne thermal coal markets are expected to remain under pressure as new supply outpaces demand in 2015. The ramp-up of mine projects started during the 2011 to 2013 cycle is expected to reach a peak in 2015, before the market begins to rebalance in 2016 and beyond. Thermal coal prices are expected to pressure the seaborne market.
Seaborne thermal coal markets continue to be influenced by domestic Chinese policies including import restrictions, usage bans, and production curtailments. Domestic Chinese production is down year-to-date. A significant number of mines in China have been closed since 2013 due to safety reasons and production inefficiencies, and further consolidation is expected to continue in 2015. The domestic Chinese market is expected to recover slowly as excess capacity is absorbed and the effects of governmental policies continue to materialize in 2015.
Similar conditions are expected in the metallurgical coal market where prices now sit at 5-year lows. While a significant amount of curtailments have been announced year-to-date, the impact of these cuts won’t be felt until 2015. Oversupplied conditions are expected to elicit further supply curtailments in 2015 before a recovery in prices begins. Further straining the market is the decelerating growth rate in global steel production. 2014 is likely to finish with global steel production increasing, before slowing its growth rate in 2015.
The slowdown in steel production has also impacted the global iron ore market. The seaborne iron ore market is facing a significant amount of new supply coming online in 2015 and 2016. Combined with the possibility of slowing demand, iron ore prices are expected to remain range bound with movements primarily driven by the reaction of marginal supply in China and elsewhere.
Despite copper prices falling since the beginning of the year, further investment remains attractive for the majority of copper producers. Through the first nine months of the year, the global copper market has seen a deficit with a full-year deficit expected as well. New supply growth in 2015 is expected to move the market to a surplus for the next two years. Post-2016, the copper market is expected to return to a deficit as economic growth drives demand and investment in new capacity growth slows.
While global economic growth is expected to improve modestly in 2015, the rate of growth has been reduced in recent months which could exacerbate the supply rationalization process facing most major commodity markets. Multi-year low commodity prices will continue to impact customer capital expenditure decisions and drive demand for only those products and services that improve mine productivity and reduce operating cost. While a number of mines have closed over the last year, there remain many high-cost uneconomic mines that will face pressure in 2015 as the industry continues to consolidate and optimize the global portfolio of mines.
Company Outlook
While commodity prices remain depressed with limited upside expected in 2015, we continue to focus on those things that we can control. Our focus remains on creating growth with new products and providing world class direct service and support to our customers. While service bookings contracted slightly year over year during the fourth quarter, we were encouraged with the sequential stability in the fourth quarter as compared to the third quarter and the increase in service bookings during 2014 compared to 2013.
Despite challenging market conditions and an environment where capital expenditure decisions are being highly scrutinized, we will continue to make the necessary investments that are required to provide world-class service to our customers. During 2014, we opened a new service center in Australia that is capable of handling both surface and underground machinery. Improving our service infrastructure near our customers' mines is important as we seek to increase the share of service work on our fleet of equipment in the field and drive our branded consumable product offerings. With our service business representing nearly 70 percent of our revenue in 2014, developing our global network of service centers will remain a priority in 2015 beginning with our Peru and Russia locations, which is set to open in fiscal 2015.
Given the market landscape for 2015, we remain committed to controlling costs and optimizing our global manufacturing footprint. The deployment of our JBS ("Joy Business System") operational excellence programs will continue in 2015 as we seek continuous improvement of all functions, service centers and manufacturing operations to better position our business for future growth.
In addition, we will look to create growth by bringing new products, applications and systems to the market that improve our customers’ mine performance. In 2014, we booked our first high productivity low seam longwall system which is set to begin production in early 2015. Strategic investments made over the last several years have resulted in new products and systems that are enabling significant cost savings for our customers; the fully automated low seam longwall, a new heavy continuous miner linked with our exclusive flexible conveyor train for applications in potash and salt, and our new hybrid wheel loader for underground hard rock applications. These are just some examples where we will continue to focus our new product development activities and spending that will help us create growth in a down market.
With respect to the MTI acquisition, we are encouraged by prospect activity and our ability to generate top line growth in 2015 through our global sales and service network. We will continue to drive our strategy to expand our product offering in underground hard rock mining through organic technology development and acquired growth, and believe that this strategy will deliver strong returns to shareholders over the long term.
In 2015, we will also continue to implement our domestic China strategy of delivering customized full-systems solutions to our customers, and believe this is the right strategy for a market that is rapidly consolidating and broadly seeking to move sustainably lower on the global cost curve. We are seeing success in moving certain customers from lower technology products to higher technology, more integrated customized mining solutions. We remain committed to this strategy, and will continue to invest in our local China product and systems capability to provide a full range of mining solutions for our customers inside and outside of China.
While 2015 will again present challenges as oversupplied commodity market dynamics play out, we are focused on optimizing our business and working with our customers to deliver innovative products and system solutions that make their mining operations safer, more efficient and more profitable.

Results of Operations
Fiscal 2014 Compared With Fiscal 2013
Net Sales
The following table sets forth fiscal 2014 and 2013 net sales included in our Consolidated Statements of Income:

In thousands	2014	2013	$ Change	% Change
Net Sales
Underground	$2,078,894	$2,691,039	$(612,145)	(23)%
Surface	1,843,104	2,494,678	(651,574)	(26)%
Eliminations	(143,688)	(173,020)	29,332
Total	$3,778,310	$5,012,697	$(1,234,387)	(25)%
Underground net sales in fiscal 2014 were $2.1 billion, compared to $2.7 billion in fiscal 2013. The decrease in Underground net sales of $612.1 million, or 23%, in the current year reflected a decrease in original equipment sales of $534.2 million, or 42%, and a decrease in service sales of $77.9 million, or 6%. Original equipment sales decreased in all regions except Eurasia. The decline in original equipment sales was led by North America and Australia, which decreased by $184.0 million and $170.4 million, respectively. Service sales decreased in all regions except North America and Africa. The decline in service sales was led by China and Australia, which decreased by $92.2 million and $53.6 million, respectively. Compared to the prior year, Underground net sales in fiscal 2014 included a $64.3 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface net sales in fiscal 2014 were $1.8 billion compared to $2.5 billion in fiscal 2013. The decrease in Surface net sales of $651.6 million, or 26%, in the current year reflected a decrease in original equipment sales of $559.0 million, or 53%, and a decrease in service sales of $92.6 million, or 6%. Original equipment sales decreased in all regions. The decline in original equipment sales was led by North America and Latin America, which decreased by $189.2 million and $163.0 million, respectively. Service sales decreased in all regions except Latin America. The decline in service sales was led by North America and Australia, which decreased by $51.6 million and $32.8 million, respectively. Compared to the prior year, Surface net sales in fiscal 2014 included a $30.5 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Operating Income
The following table sets forth fiscal 2014 and 2013 operating income included in our Consolidated Statements of Income:

	2014		2013
In thousands	Operating Income (Loss)	% of Net Sales	Operating Income (Loss)	% of Net Sales
Operating Income (Loss)
Underground	$273,930	13.2%	$367,233	13.6%
Surface	334,826	18.2%	525,314	21.1%
Corporate Expenses	(48,085)		(25,652)
Eliminations	(43,531)		(45,234)
Total	$517,140	13.7%	$821,661	16.4%
Underground operating income in fiscal 2014 was $273.9 million, or 13.2% of net sales, compared to $367.2 million, or 13.6% of net sales, in fiscal 2013. The decrease in Underground operating income of $93.3 million, or 25%, was due to margins on lower sales volumes of $212.1 million, a less favorable product mix of $8.4 million, lower manufacturing cost absorption of $49.9 million, a decrease in other income of $0.2 million, and higher period costs of $3.5 million, which includes a $7.8 million non-cash pension curtailment charge resulting from actions taken during the year to freeze certain of our U.S. bargaining units' defined benefit plans at the end of the calendar year. These items were partially offset by reduced product development, selling and administrative expenses of $50.6 million and the prior year non-cash impairment charge of certain acquired trademarks of $130.2 million. Compared to the prior year, Underground operating income in fiscal 2014 included a $16.9 million unfavorable effect of foreign currency translation.
Surface operating income in fiscal 2014 was $334.8 million, or 18.2% of net sales, compared to $525.3 million, or 21.1% of net sales, in fiscal 2013. The decrease in Surface operating income of $190.5 million, or 36%, was due to margins on lower sales volumes of $216.0 million, a less favorable product mix of $18.3 million and higher period costs of $13.6 million. These items were partially offset by higher manufacturing cost absorption of $8.0 million, an increase in other income of $7.0 million, the prior year non-cash impairment charge of certain acquired trademarks of $25.0 million and reduced product development, selling and administrative expenses of $17.4 million, which includes a $5.5 million decrease in restructuring costs. Compared to the prior year, Surface operating income in fiscal 2014 included a $0.5 million unfavorable effect of foreign currency translation.
Corporate expense in fiscal 2014 was $48.1 million, compared to $25.7 million in fiscal 2013. The increase in corporate expense of $22.4 million, or 87%, was due to a decrease in other income of $28.0 million, which in fiscal 2013 included a claim settlement and an acquisition settlement of $15.0 million and $13.5 million, respectively. These items were partially offset by reduced administrative expenses of $5.6 million primarily due to lower incentive-based compensation expense.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in fiscal 2014 was $606.3 million, or 16.0% of net sales, compared to $680.0 million, or 13.6% of net sales, in fiscal 2013. The decrease in product development, selling and administrative expense of $73.7 million, or 11%, was primarily driven by lower sales volumes, lower incentive-based compensation expense, reduced restructuring activities and savings from the Company's cost reduction programs.
In the fourth quarter of fiscal 2013, a non-cash impairment charge of $155.2 million was recorded in conjunction with our review of our brand portfolio and our development of a strategy to increase the visibility of our core brands in furtherance of our One Joy Global initiative. As a result, $130.2 million of impairment was recorded by our Underground segment and $25.0 million of impairment was recorded within our Surface segment.
Net Interest Expense
Net interest expense in fiscal 2014 was $55.3 million, compared to $57.5 million in fiscal 2013. The decrease in net interest expense of $2.2 million, or 4%, was primarily due to a lower balance on our Term Loan, savings from our debt refinancing that occurred in the third quarter of fiscal 2014 and interest income on higher balances of interest bearing assets.

Provision for Income Taxes
The provision for income taxes in fiscal 2014 was $130.8 million, compared to $230.2 million in fiscal 2013. The effective income tax rate was 28.3% in fiscal 2014, compared to 30.1% in fiscal 2013. Net discrete tax benefits of $21.4 million were recorded in fiscal 2014 compared to $5.2 million in the prior year. The effective tax rate excluding discrete adjustments was 32.9% in fiscal 2014, compared to 30.8% in fiscal 2013. The increase in the normalized effective tax rate during the year was primarily attributable to the geographic mix of earnings and increased net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit. The discrete tax benefits in fiscal 2014 were primarily attributable to favorable income tax audit settlements and release of certain reserves for which the statute of limitations had expired.
Bookings
Bookings represent new customer orders for original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders represent arrangements to purchase specific original equipment or services. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for fiscal 2014 and 2013 are as follows:

In thousands	2014	2013	$ Change	% Change
Bookings
Underground	$1,836,610	$2,301,059	$(464,449)	(20)%
Surface	1,917,994	1,779,827	138,167	8%
Eliminations	(140,590)	(156,019)	15,429
Total Bookings	$3,614,014	$3,924,867	$(310,853)	(8)%
Underground bookings in fiscal 2014 were $1.8 billion, compared to $2.3 billion in fiscal 2013. The decrease in Underground bookings of $464.4 million, or 20%, in the current year reflected a decrease in original equipment bookings of $455.1 million, or 45%, and a decrease in service orders of $9.4 million, or 1%. Original equipment bookings decreased in all regions except Eurasia. The decline in original equipment orders was primarily in Australia and North America, which decreased by $208.0 million and $147.6 million, respectively. Service bookings decreased in all regions except North America and China. The decline in service bookings was led by Australia and Africa, which decreased by $35.8 million and $5.8 million, respectively. Compared to prior year, Underground bookings in fiscal 2014 included a $79.2 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface bookings for fiscal 2014 were $1.9 billion, compared to $1.8 billion in fiscal 2013. The increase in Surface bookings of $138.2 million, or 8%, in the current year reflected an increase in original equipment bookings of $79.4 million, or 18%, and an increase in service orders of $58.8 million, or 4%. Original equipment bookings increased in all regions except Eurasia and Africa. The increase in original equipment orders was led by North America and Latin America, which increased by $60.7 million and $59.3 million, respectively. Service bookings increased in Latin America, North America and Africa by $62.8 million, $20.2 million and $7.6 million, respectively, with decreases in all other regions. Compared to prior year, Surface bookings in fiscal 2014 included a $35.4 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Fiscal 2013 Compared With Fiscal 2012
Net Sales
The following table sets forth fiscal 2013 and 2012 net sales included in our Consolidated Statements of Income:

In thousands	2013	2012	$ Change	% Change
Net Sales
Underground	$2,691,039	$3,107,488	$(416,449)	(13)%
Surface	2,494,678	2,737,488	(242,810)	(9)%
Eliminations	(173,020)	(184,087)	11,067
Total	$5,012,697	$5,660,889	$(648,192)	(11)%
Underground net sales in fiscal 2013 were $2.7 billion, compared to $3.1 billion in fiscal 2012. The decrease in Underground net sales of $416.4 million, or 13%, reflected a decrease in original equipment sales of $245.5 million, or 16%, and a decrease in service sales of $170.9 million, or 11%. The decrease in sales was due to declining order rates driven by weak market conditions. Original equipment sales were stronger in Africa by $36.8 million, offset by declines in all other regions. Service sales declined in all regions except Australia, which increased by $6.2 million. Compared to the prior year, net sales in fiscal 2013 included a $71.4 million unfavorable effect of foreign currency translation.
Surface net sales in fiscal 2013 were $2.5 billion, compared to $2.7 billion in fiscal 2012. The decrease in Surface net sales of $242.8 million, or 9%, reflected a decrease in original equipment of $212.5 million, or 17%, and a decrease in service sales of $30.3 million, or 2%. The decrease in sales was due to declining order rates driven by weak market conditions. Original equipment sales increases in Latin America and Africa of $31.0 million and $44.2 million, respectively, were more than offset by declines in all other regions. Service growth in Latin America and Eurasia of $29.3 million and $11.6 million, respectively, was more than offset by lower service sales in all other regions. Compared to the prior year, net sales in fiscal 2013 included a $16.6 million unfavorable effect of foreign currency translation.
Operating Income
The following table sets forth fiscal 2013 and 2012 operating income included in our Consolidated Statements of Income:

	2013		2012
In thousands	Operating Income (Loss)	% of Net Sales	Operating Income (Loss)	% of Net Sales
Operating Income (Loss)
Underground	$367,233	13.6%	$671,797	21.6%
Surface	525,314	21.1%	592,687	21.7%
Corporate Expense	(25,652)		(51,079)
Eliminations	(45,234)		(40,846)
Total	$821,661	16.4%	$1,172,559	20.7%
Underground operating income in fiscal 2013 was $367.2 million, or 13.6% of net sales, compared to $671.8 million, or 21.6% of net sales, in fiscal 2012. The decrease in Underground operating income of $304.6 million, or 45%, was due to margins on lower sales volumes of $173.9 million, a less favorable product mix of $31.5 million, lower manufacturing cost absorption of $15.3 million, lower other income of $3.5 million and a non-cash impairment of certain acquired trademarks of $130.2 million. These items were partially offset by lower period costs of $30.5 million, which included a $31.2 million decrease in excess purchase accounting costs and a $2.1 million decrease in costs from the prior year pension curtailment, and lower product development, selling and administrative expenses of $19.3 million, which included an increase in restructuring costs of $13.3 million. Compared to the prior year, Underground operating income in fiscal 2013 included a $19.4 million unfavorable effect of foreign currency translation.
Surface operating income in fiscal 2013 was $525.3 million, or 21.1% of net sales, compared to $592.7 million, or 21.7% of net sales, in fiscal 2012. The decrease in Surface operating income of $67.4 million, or 11%, was due to margins on lower sales volumes of $92.3 million, lower manufacturing cost absorption of $23.9 million, lower other income of $3.4 million and a non-cash impairment of certain acquired trademarks of $25.0 million. These items were partially offset by a more favorable product mix of $11.1 million, lower period costs of $45.8 million, which includes a decrease in excess purchase accounting costs of $13.7 million and a decrease in costs from the prior year pension curtailment of $10.4 million, and lower product development, selling and administrative expenses of $20.4 million, which includes an increase in restructuring costs of $6.8 million. Compared to the prior year, Surface operating income in fiscal 2013 included a $2.0 million unfavorable effect of foreign currency translation.
Corporate expense in fiscal 2013 was $25.7 million, compared to $51.1 million in fiscal 2012. The decrease in corporate expense of $25.4 million, or 50%, in the current year was primarily due to a decrease in acquisition costs of $15.4 million, a successful claim settlement in the fourth quarter of $15.0 million and a successful acquisition settlement in the fourth quarter of $13.5 million associated with IMM. These items were partially offset by the prior year gain of $19.4 million on the re-measurement of our interest in IMM upon obtaining a controlling interest
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in fiscal 2013 was $680.0 million, or 13.6% of net sales, compared to $736.8 million, or 13.0% of net sales, in fiscal 2012. The decrease in product development, selling and administrative expense of $56.8 million, or 8%, was primarily driven by lower sales volumes, lower incentive-based compensation expense, decreased pension and bad debt expenses, decreased amortization of intangibles, lower acquisition costs, reduced headcount and other cost reduction actions, as well as recoveries related to longwall deliveries and development activity. These items were partially offset by increased restructuring charges.

In addition, in the fourth quarter of fiscal 2013, we reviewed our brand portfolio and developed a strategy to increase the visibility of our core brands in furtherance of our One Joy Global initiative. During this review, we determined that the indefinite life assumption was no longer appropriate for most of our previously acquired trademarks. As a result, a non-cash impairment charge of $155.2 million was recorded in the fourth quarter of fiscal 2013, of which $130.2 million was recorded by our Underground segment and $25.0 million was recorded by our Surface segment.
Net Interest Expense
Net interest expense in fiscal 2013 was $57.5 million, compared to $67.4 million in fiscal 2012. The decrease in net interest expense of $9.9 million, or 15%, was primarily due to higher borrowings in the prior year and generally lower fiscal 2013 short-term rates. In February 2012, we drew a term loan of $250.0 million in conjunction with the IMM tender offer. This loan was repaid in October 2012.
Provision for Income Taxes
The provision for income taxes in fiscal 2013 was $230.2 million, compared to $337.9 million in fiscal 2012. The effective income tax rate from continuing operations was 30.1% in fiscal 2013, compared to 30.6% in fiscal 2012. Net discrete tax benefits of $5.2 million were recorded for fiscal 2013, compared to net discrete tax benefits of $7.6 million in fiscal 2012. The effective tax rate excluding discrete adjustments was 30.8% in fiscal 2013, compared to 31.3% in fiscal 2012. The decrease in the effective tax rate during the year was primarily attributable to the geographic mix of earnings.
Bookings
Bookings for fiscal 2013 and fiscal 2012 are as follows:

In thousands	2013	2012	$ Change	% Change
Bookings
Underground	$2,301,059	$2,780,799	$(479,740)	(17)%
Surface	1,779,827	2,474,003	(694,176)	(28)%
Eliminations	(156,019)	(183,463)	27,444
Total Bookings	$3,924,867	$5,071,339	$(1,146,472)	(23)%
Underground bookings in fiscal 2013 were $2.3 billion, compared to $2.8 billion in fiscal 2012. The decrease in Underground bookings of $479.7 million, or 17%, reflected a decrease in original equipment bookings of $210.2 million, or 17%, and a decrease in service orders of $269.5 million, or 17%. The decrease in bookings was driven by weak market conditions. Original equipment bookings decreased in all regions except Eurasia, which increased by $20.4 million, and service orders decreased in all regions. Compared to prior year, Underground bookings in fiscal 2013 included a $123.8 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface bookings in fiscal 2013 were $1.8 billion, compared to $2.5 billion in fiscal 2012. The decrease in Surface bookings of $694.2 million, or 28%, reflected a decrease in original equipment bookings of $582.6 million, or 57%, and a decrease in service orders of $111.6 million, or 8%. The decrease in bookings was driven by weak market conditions. Original equipment and service orders decreased in all regions except Eurasia, for which original equipment bookings increased by $62.4 million and service orders increased by $12.7 million. Compared to prior year, Surface bookings in fiscal 2013 included a $38.4 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.

Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments, including those related to bad debts, inventory, goodwill and intangible assets, warranty, pension and postretirement benefits and costs, income taxes and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
We believe the accounting policies described below are the policies that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.

Revenue Recognition
We recognize revenue on services when the following criteria are satisfied: persuasive evidence of a sales arrangement exists, product delivery and transfer of title and risk and rewards has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We recognize revenue on long-term contracts, such as contracts to manufacture mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified. Approximately 93% of our sales in fiscal 2014 were recorded at the time of shipment of the product or delivery of the service, with the remaining 7% of sales recorded using percentage-of-completion accounting.
We have life cycle management arrangements with customers to supply parts and service for terms of 1 to 17 years. These arrangements are established based on the conditions in which the equipment will be operating, the time horizon that the arrangements will cover and the expected operating cycle that will be required for the equipment. Based on this information, a model is created representing the projected costs and revenues of servicing the respective machines over the specified arrangement terms. Accounting for these arrangements requires us to make various estimates, including estimates of the relevant machine’s long-term maintenance requirements. Under these arrangements, customers are generally billed monthly based on hours of operation or units of production achieved by the equipment, with the respective deferred revenues recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided. These arrangements are reviewed quarterly by comparison of actual results to original estimates or most recent analysis, with revenue recognition adjusted appropriately for future estimated costs. If a loss is expected at any time, the full amount of the loss is recognized immediately.
We have certain customer agreements that are considered multiple element arrangements. These agreements primarily consist of the sale of multiple pieces of equipment or equipment with subsequent installation services. These agreements are assessed for the purpose of identifying deliverables and determining whether the delivered item has value to the customer on a standalone basis and whether delivery or performance of the undelivered item is considered probable and substantially in our control. If those criteria are met, revenue is allocated to each identified unit of accounting based on our estimate of the relative selling prices of the deliverables and is recognized as the revenue recognition criteria are met for each element. The relative selling price is estimated by using recent sales transactions for similar items or from competitor prices for similar items. The difference between the total of the separate selling prices and the total contract consideration is allocated pro-rata across each of the units of accounting included in the arrangement.
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
Inventories
Inventories are carried at the lower of cost or net realizable value using the first-in, first-out method for all inventories, except for inventories in those jurisdictions for which another method is required by law. Cost includes direct materials, direct labor and manufacturing overhead. We evaluate the need to record valuation adjustments for inventory on a regular basis. Our policy is to evaluate all inventories, including raw material, work-in-process and finished goods. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.
Goodwill and Other Intangible Assets
Intangible assets include engineering drawings, customer relationships, patents, unpatented technology and trademarks. Indefinite-lived intangible assets are composed of certain trademarks and are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each assets' fair value to its book value. We first determine qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If we conclude that it is more likely than not that an indefinite-lived asset is impaired, then we determine the fair value by using the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset. No impairment was identified in fiscal 2014.

Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets in fiscal 2014.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units to their book value. We generally first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then determine the fair value of the reporting unit based on a discounted cash flow model. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. If goodwill is impaired, we recognize a non-cash impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill involve a high degree of judgment and can entail subjective considerations. The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates. Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values. We performed our goodwill impairment testing as of the first day of the fourth quarter of fiscal 2014 and no impairment was identified.
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
Mortality rates: Mortality rates are based on the IRS prescribed annuitant and non-annuitant mortality for 2014 under the Pension Protection Act of 2006.
Rates of compensation increases: The rates of compensation increases reflect our long-term actual experience and its outlook, including consideration of expected rates of inflation.
Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense and the recorded obligation in future periods. Specifically, the net loss (gain) in excess of 10% of the projected benefit obligation or the market related value of assets is amortized on a straight line basis over the average expected remaining service period (or over the lifetime for frozen plans) of active participants (or all participants for frozen plans) expected to benefit under the plan. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement plan obligations and future expense. We have considered the new mortality tables (RP-2014) and the mortality improvement scale (MP-2014) that were recently released by the Society of Actuaries in the current year assumptions. We will continue to assess the mortality tables and improvement scale changes in fiscal 2015.
Future changes affecting the above assumptions will change the related pension benefit or expense. As such, a 0.25% change in the discount rate and the expected return on net assets would have the following effects on pension expense and the projected benefit obligation as of and for the fiscal year ended October 31, 2014:

	0.25% Increase		0.25% Decrease
In thousands	Discount rate	Expected return on net assets	Discount rate	Expected return on net assets
U.S. Pension Plans:
Net pension expense (benefit)	$502	$(2,572)	$1,248	$2,572
Projected (decrease) increase in benefit obligation	(32,728)	—	33,682	—
Non U.S. Pension Plans:
Net pension (benefit) expense	(1,043)	(1,613)	570	1,613
Projected (decrease) increase in benefit obligation	(26,778)	—	27,808	—
Other Postretirement Benefit Plans:
Net pension (benefit) expense	(10)	(19)	8	19
Projected (decrease) increase in benefit obligation	(517)	—	528	—
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
As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangible assets until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained. As of October 31, 2014, there were $63.3 million of valuation allowances against pre-emergence net operating loss carryforwards. All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.
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

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of October 31, 2014 and October 25, 2013, respectively.

In thousands	October 31, 2014	October 25, 2013
Accounts receivable, net	$1,059,709	$1,083,663
Inventories	1,108,308	1,139,744
Trade accounts payable	(395,945)	(388,119)
Advance payments and progress billings	(285,939)	(399,768)
Trade Working Capital	$1,486,133	$1,435,520
Other current assets	180,151	193,328
Short-term notes payable, including current portion of long-term obligations	(11,739)	(58,669)
Employee compensation and benefits	(136,911)	(130,555)
Accrued warranties	(67,272)	(85,732)
Other accrued liabilities	(265,600)	(286,063)
Working Capital Excluding Cash and Cash Equivalents	$1,184,762	$1,067,829
Cash and cash equivalents	270,191	405,709
Working Capital	$1,454,953	$1,473,538
We currently use trade working capital and cash flow from continuing operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our direct service model requires us to maintain certain inventory levels in order to maximize our customers’ machine availability. This information also provides management with a focus on our receivable terms and collectability efforts and our ability to obtain advance payments on original equipment orders. As part of the continuous improvement of our purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.
Cash provided by continuing operations for fiscal 2014 was $363.4 million, compared to $638.5 million provided by continuing operations in fiscal 2013. The decrease in cash provided by continuing operations was primarily due to lower earnings and cash used from changes in trade working capital levels, offset by reduced contributions to the defined benefit employee pension plan.
Cash used by investing activities for fiscal 2014 was $125.5 million, compared to $150.0 million used by investing activities in fiscal 2013. The decrease in cash used by investing activities was primarily due to a decline in capital expenditures, partially offset by the current year acquisition of MTI.
Cash used by financing activities for fiscal 2014 was $367.3 million, compared to $336.5 million used by financing activities in fiscal 2013. The increase in cash used by financing activities was primarily due to an increase in treasury share repurchases, partially offset by a decrease in required repayments made on the Term Loan due to the change in the repayment schedule associated with the debt refinancing that occurred in the third quarter of fiscal 2014.
During the first two quarters of fiscal 2014 we paid cash dividends of $0.175 per outstanding share of common stock each quarter and during the last two quarters of fiscal 2014 we paid cash dividends of $0.20 per outstanding share of common stock each quarter, resulting in $74.9 million in dividends paid during the fiscal year. In addition, on November 18, 2014, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. This dividend will be paid on December 18, 2014 to all shareholders of record at the close of business on December 4, 2014.
In fiscal 2015, we expect capital spending to be between $100.0 million and $125.0 million. Capital projects will be focused on continuing investments in our global service infrastructure and operational excellence initiatives.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. During fiscal 2014, we contributed $7.1 million to our defined benefit employee pension plans, and we do not expect contributions to exceed $50.0 million in fiscal 2015. As of October 31, 2014, we have a net unfunded pension and other postretirement liability of $169.7 million.
During the current year, we substantially completed negotiations with certain of our U.S. bargaining units to freeze their respective defined benefit plans at the end of the calendar year. These actions resulted in a $7.8 million non-cash pension curtailment charge during fiscal 2014.

Credit Facilities and Senior Notes
On July 29, 2014, we entered into the Credit Agreement, which is a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012 that was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company’s credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company’s credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of October 31, 2014, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions under the Credit Agreement on the payment of dividends or returns of capital.
As of October 31, 2014, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $191.9 million. As of October 31, 2014, there was $808.1 million available for borrowings under the Credit Agreement.
On July 29, 2014, we entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million (as amended, the "Term Loan"). The Term Loan amended our prior term loan, dated as of June 16, 2011 (the "Prior Term Loan"). The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies Inc., and had been amortized to $375.0 million at the date of amendment. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of October 31, 2014, we were in compliance with all financial covenants of the Term Loan.
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
Stock Repurchase Program
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the year ended October 31, 2014, we purchased 4,712,025 shares of common stock for approximately $269.3 million. During the year ended October 25, 2013, we purchased 4,105,000 shares of common stock for approximately $214.1 million. Since its inception, the Company has repurchased 8,817,025 shares of common stock under the program for approximately $483.4 million, leaving $516.6 million available under the program.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of October 31, 2014, advance payments and progress billings were $285.9 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs. We had $270.2 million in cash and cash equivalents as of October 31, 2014, of which $196.5 million is held by foreign entities, and $808.1 million is available for borrowings under the Credit Agreement. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S., which would result in the incurrence of additional U.S. corporate income taxes on such undistributed profits. Requirements for working capital, dividends, pension contributions, capital expenditures, acquisitions, stock repurchases and principal and interest payments on our Term Loan and senior notes will be adequately funded by cash on hand and continuing operations, supplemented by short and long term borrowings, as required.
Off-Balance Sheet Arrangements
We lease various assets under operating leases. The aggregate payments under operating leases as of October 31, 2014 are disclosed in the table in the Disclosures about Contractual Obligations and Commercial Commitments section below. No significant changes to lease commitments have occurred during fiscal 2014. We have no other off-balance sheet arrangements.
Disclosures about Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations and commercial commitments as of October 31, 2014:

In thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long Term Debt*	$1,715,469	$50,563	$399,875	$389,875	$875,156
Purchase Obligations	45,329	40,635	4,645	49	—
Capital Leases*	287	180	107	—	—
Operating Leases	100,808	33,443	36,991	19,487	10,887
Other Long Term Obligations**	57,965	44,411	3,877	3,413	6,264
	$1,919,858	$169,232	$445,495	$412,824	$892,307

*	Includes interest.
**	Includes minimum required contributions to our pension and other postretirement benefit plans and required contributions for our unfunded other postretirement benefit plans.

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
Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations. We have a combination of fixed and variable rate debt (see Note 10, Borrowings and Credit Facilities), and interest rate movements impact the value of fixed-rate debt and cash flows on variable-rate debt. As of October 31, 2014, we were not party to any interest rate derivative contracts.
Commodity Price Risk
We purchase certain raw materials, including steel and copper, that are subject to price volatility caused by systematic risks. Although future movements in raw material prices are unpredictable, we manage this risk through periodic purchases of raw materials and passing some or all of our price increases to our customers. As of October 31, 2014, we were not a party to any material commodity forward contracts.
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
Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in shareholders’ equity as an element of accumulated other comprehensive (loss) income and are not hedged.
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
Exchange gains or losses incurred on transactions conducted by one of our subsidiaries in a currency other than the subsidiary’s functional currency are normally reflected in Cost of sales in our Consolidated Statements of Income. An exception is made when the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the exchange gains or losses are included in shareholders’ equity as an element of accumulated other comprehensive (loss) income.
Pre-tax foreign exchange gains included in operating income were $1.1 million in 2014. All foreign exchange derivatives as of October 31, 2014 were in the form of forward exchange contracts executed over the counter. The following table shows the fair value of our forward exchange contracts as of October 31, 2014 in dollar equivalent terms:

	Fair Value
In thousands	Buy	Sell
Australian Dollar	$37	$—
Brazilian Real	(580)	1,300
British Pound Sterling	(771)	70
Canadian Dollar	2	(36)
Chilean Peso	273	(2,875)
Euro	(228)	128
Polish Zloty	(756)	—
South African Rand	7	—
U.S. Dollar	252	(1,297)
Total	$(1,764)	$(2,710)

Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements are included within Item 15, Exhibits and Financial Statement Schedules, beginning on page F-1.

Unaudited Quarterly Financial Data
The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 31, 2014 and October 25, 2013.

	2014 Fiscal Quarter Ended
In thousands, except per share amounts	January 31	May 2	August 1	October 31
Net sales	$839,312	$929,730	$875,661	$1,133,607
Gross profit	235,134	278,138	251,932	345,948
Operating income	85,245	125,742	119,291	186,862
Net income	48,861	73,951	71,289	136,936
Basic earnings per share	0.48	0.74	0.71	1.39
Diluted earnings per share	0.48	0.73	0.71	1.38
Dividends per share	0.175	0.175	0.20	0.20

	2013 Fiscal Quarter Ended
In thousands, except per share amounts	January 25	April 26	July 26	October 25 (1)
Net sales	$1,149,877	$1,360,435	$1,320,611	$1,181,774
Gross profit	376,728	451,256	440,402	354,827
Operating income	221,152	278,633	274,339	47,537
Income from continuing operations, net of income taxes	142,139	181,779	183,187	26,833
Loss from discontinued operations, net of income taxes	(2)	(223)	—	—
Net income	142,137	181,556	183,187	26,833
Basic earnings per share:
Income from continuing operations	$1.34	$1.71	$1.72	$0.26
Loss from discontinued operations	—	—	—	—
Net income	$1.34	$1.71	$1.72	$0.26
Diluted earnings per share:
Income from continuing operations	$1.33	$1.69	$1.71	$0.25
Loss from discontinued operations	—	—	—	—
Net income	$1.33	$1.69	$1.71	$0.25
Dividends per share	$0.175	$0.175	$0.175	$0.175

(1)	In the fourth quarter of fiscal 2013, we recorded a $155.2 million intangible impairment charge.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference herein the sections entitled Election of Directors, Corporate Governance, and Other Information - Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement to be mailed to stockholders in connection with our 2015 annual meeting.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) and incorporated herein by reference.
Our Code of Ethics for our Chief Executive Officer and Senior Financial Officers is available on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website.

Item 11. Executive Compensation
We incorporate by reference herein the section entitled Executive Compensation in our Proxy Statement to be mailed to stockholders in connection with our 2015 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference herein the sections entitled Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Proxy Statement to be mailed to stockholders in connection with our 2015 annual meeting.

Item 13. Certain Relationships, Related Transactions and Director Independence
We incorporate by reference herein the sections entitled Related Party Transactions and Corporate Governance in our Proxy Statement to be mailed to stockholders in connection with our 2015 annual meeting.

Item 14. Principal Accounting Fees and Services
We incorporate by reference herein the section entitled Auditors, Audit Fees, and Auditor Independence in our Proxy Statement to be mailed to stockholders in connection with our 2015 annual meeting.

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

Exhibits

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 6, 2012, File No. 001-09299).

3.2	Amended and Restated Bylaws of Joy Global Inc., effective February 7, 2014 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 7, 2014, File No. 001-09299).

4.1	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 filed October 6, 2011, File No. 333-177189).

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

10.8
Amendment No. 2 to the Joy Global Inc. International Employee Stock Purchase Plan, dated September 19, 2013 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended October 25, 2013, File No. 001-09299).

10.9
Form of Nonqualified Stock Option Agreement, dated November 1, 2012, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.10
Form of Performance Share Agreement, dated November 1, 2012, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.11
Form of Restricted Stock Unit Award Agreement, dated November 1, 2012, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.12
Form of Nonqualified Stock Option Agreement, dated December 3, 2012, between the registrant and certain of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 25, 2013, File No. 001-09299).*

10.13
Form of Performance Share Agreement, dated December 3, 2012, between the registrant and certain of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 25, 2013, File No. 001-09299).*

10.14
Form of Restricted Stock Unit Award Agreement, dated December 3, 2012, between the registrant and certain of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 25, 2013, File No. 001-09299).*

10.15
Settlement, Waiver and Release Agreement, dated December 10, 2012, between the registrant and Eric A. Nielsen (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended October 26, 2012, File No. 001-09299).

10.16
Form of Restricted Stock Unit Award Agreement, dated March 5, 2013, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.17
Senior Executive Retention Agreement, dated March 13, 2013, between Joy Global Inc. and Randal W. Baker (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2013, File No. 001-09299).*

10.18
Form of Nonqualified Stock Option Agreement, dated March 16, 2013, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.19
Form of Performance Share Agreement, dated March 16, 2013, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.20
Form of Restricted Stock Unit Award Agreement, dated March 16, 2013, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended April 26, 2013, File No. 001-09299).*

10.21
Form of Nonqualified Stock Option Agreement, dated December 2, 2013, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, File No. 001-09299).*

10.22
Form of Performance Share Agreement, dated December 2, 2013, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, File No. 001-09299).*

10.23
Form of Restricted Stock Unit Award Agreement, dated December 2, 2013, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, File No. 001-09299).*

10.24
Form of Restricted Stock Unit Award Agreement, dated March 4, 2014, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended May 2, 2014, File No. 001-09299).*

10.25
Form of Restricted Stock Unit Award Agreement, dated June 3, 2014, between the registrant and Mark J. Gliebe in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended August 1, 2014, File No. 001-09299).*

10.26
Amended and Restated Credit Agreement, dated as of July 29, 2014, among Joy Global Inc., as Borrower, the Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank (USA) as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 29, 2014, File No. 001-09299).

10.27
First Amendment to Amended and Restated Credit Agreement, dated as of November 14, 2014, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.28
Second Amended and Restated Credit Agreement, dated as of July 29, 2014, among Joy Global Inc., as Borrower, the Guarantors, Bank of America, N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. as a Swing Line Lender and an L/C Issuer, and JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd. as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 29, 2014, File No. 001-09299).

10.29
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 14, 2014, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

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
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule
The following Consolidated Financial Statements and the Financial Statement Schedule are included in Item 8, Financial Statements and Supplementary Data and Item 15, Exhibits and Financial Statement Schedules:

Item 15(a) (1):	Page in This Form 10-K
Reports of Independent Registered Public Accounting Firm	F-2

Management’s Report on Internal Control Over Financial Reporting	F-4

Consolidated Statements of Income for the fiscal years ended October 31, 2014, October 25, 2013 and October 26, 2012	F-5

Consolidated Statements of Comprehensive Income for the fiscal years ended October 31, 2014, October 25, 2013 and October 26, 2012	F-6

Consolidated Balance Sheets as of October 31, 2014 and October 25, 2013	F-7

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2014, October 25, 2013 and October 26, 2012	F-9

Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 2014, October 25, 2013 and October 26, 2012	F-10

Notes to Consolidated Financial Statements	F-12

Item 15(a) (2):

Schedule II. Valuation and Qualifying Accounts	F-60

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Joy Global Inc.
We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 31, 2014 and October 25, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 31, 2014 and October 25, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joy Global Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated December 19, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 19, 2014

Report of Independent Registered Public Accounting Firm on Internal
Control Over Financial Reporting
The Board of Directors and Shareholders
Joy Global Inc.
We have audited Joy Global Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the "COSO criteria"). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mining Technologies International Inc., which is included in the 2014 consolidated financial statements of Joy Global Inc. and constituted 1.0% and 1.5% of total and net assets, respectively, as of October 31, 2014 and 0.8% and less than (0.1%) of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Joy Global Inc. also did not include an evaluation of the internal control over financial reporting of Mining Technologies International Inc.
In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Joy Global Inc., and our report dated December 19, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 19, 2014

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992 framework). As allowed by SEC guidance, management excluded from its assessment Mining Technologies International Inc., which was acquired in 2014 and constituted 1.0% and 1.5% of total and net assets, respectively, as of October 31, 2014 and 0.8% and less than (0.1%) of net sales and net income, respectively, for the year then ended. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2014.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Joy Global Inc. Consolidated Statements of Income (In thousands, except per share data)

	Fiscal Years Ended
	October 31, 2014	October 25, 2013	October 26, 2012
Net sales	$3,778,310	$5,012,697	$5,660,889
Cost of sales	2,667,158	3,389,484	3,783,802
Product development, selling and administrative expenses	606,347	680,001	736,776
Intangible asset impairment charges	—	155,200	—
Other income	(12,335)	(33,649)	(32,248)
Operating income	517,140	821,661	1,172,559
Interest income	9,760	8,781	5,831
Interest expense	(65,108)	(66,285)	(73,259)
Income from continuing operations before income taxes	461,792	764,157	1,105,131
Provision for income taxes	130,755	230,219	337,870
Income from continuing operations	331,037	533,938	767,261
Income from continuing operations attributable to non-controlling interest	—	—	(180)
Income from continuing operations attributable to Joy Global Inc.	331,037	533,938	767,081

Loss from discontinued operations, net of income taxes	—	(225)	(5,060)

Net income	331,037	533,713	762,201
Net income attributable to non-controlling interest	—	—	(180)
Net income attributable to Joy Global Inc.	$331,037	$533,713	$762,021
Basic earnings per share:
Income from continuing operations	$3.31	$5.03	$7.25
Loss from discontinued operations	—	—	(0.05)
Net income	$3.31	$5.03	$7.20
Diluted earnings per share:
Income from continuing operations	$3.28	$4.99	$7.18
Loss from discontinued operations	—	—	(0.05)
Net income	$3.28	$4.99	$7.13
Dividends per share	$0.75	$0.70	$0.70
Weighted average shares outstanding:
Basic	100,088	106,070	105,862
Diluted	100,939	106,996	106,889
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Statements of Comprehensive Income (In thousands)

	Fiscal Years Ended
	October 31, 2014	October 25, 2013	October 26, 2012
Net income	$331,037	$533,713	$762,201
Other comprehensive (loss) income:
Change in unrecognized pension and other postretirement obligations, net of taxes (benefits) of $3,627, $20,511 and ($42,377)	10,806	19,336	(103,158)
Derivative instrument fair market value adjustment, net of (benefits) taxes of ($129), ($432) and $2,248	(292)	149	4,212
Foreign currency translation adjustment on long-term intercompany foreign loans	(11,354)	2,756	7,640
Other foreign currency translation adjustment	(26,808)	(21,226)	(21,260)
Total other comprehensive (loss) income, net of taxes	(27,648)	1,015	(112,566)
Comprehensive income	303,389	534,728	649,635
Comprehensive loss attributable to noncontrolling interest	—	—	(180)
Comprehensive income attributable to Joy Global Inc.	$303,389	$534,728	$649,455
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Balance Sheets (In thousands, except share data)

	October 31, 2014	October 25, 2013
ASSETS
Current assets:
Cash and cash equivalents	$270,191	$405,709
Accounts receivable, net	1,059,709	1,083,663
Inventories	1,108,308	1,139,744
Other current assets	180,151	193,328
Total current assets	2,618,359	2,822,444
Property, plant and equipment:
Land and improvements	84,565	78,317
Buildings	422,259	410,773
Machinery and equipment	888,548	861,862
Software	101,484	90,884
Gross property, plant and equipment	1,496,856	1,441,836
Accumulated depreciation	(604,416)	(529,194)
Total property, plant and equipment	892,440	912,642
Other assets:
Other intangible assets, net	319,269	331,812
Goodwill	1,516,693	1,480,519
Deferred income taxes	70,181	41,532
Other non-current assets	180,044	200,633
Total other assets	2,086,187	2,054,496
Total assets	$5,596,986	$5,789,582
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Balance Sheets (In thousands, except share data)

	October 31, 2014	October 25, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$11,739	$58,669
Trade accounts payable	395,945	388,119
Employee compensation and benefits	136,911	130,555
Advance payments and progress billings	285,939	399,768
Accrued warranties	67,272	85,732
Other accrued liabilities	265,600	286,063
Current liabilities of discontinued operations	11,582	11,684
Total current liabilities	1,174,988	1,360,590
Long-term obligations	1,269,541	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,609	20,723
Accrued pension costs	144,379	149,805
Other non-current liabilities	147,472	143,168
Total other liabilities	311,460	313,696
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value (authorized 150,000,000 shares; 130,794,076 and 130,204,665 shares issued as of October 31, 2014 and October 25, 2013, respectively)	130,794	130,205
Capital in excess of par value	1,200,023	1,176,068
Retained earnings	3,645,527	3,390,459
Treasury stock (32,690,184 and 27,978,159 shares as of October 31, 2014 and October 25, 2013, respectively)	(1,600,065)	(1,330,729)
Accumulated other comprehensive loss	(535,282)	(507,634)
Total shareholders’ equity	2,840,997	2,858,369
Total liabilities and shareholders’ equity	$5,596,986	$5,789,582
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Statements of Cash Flows (In thousands)

	Fiscal Years Ended
	October 31, 2014	October 25, 2013	October 26, 2012
Operating Activities:
Net income	$331,037	$533,713	$762,201
Loss from discontinued operations	—	225	5,060
Adjustments to continuing operations:
Depreciation and amortization	133,593	113,519	152,840
Intangible asset impairment charges	—	155,200	—
Changes in deferred income taxes	(6,117)	12,184	22,663
Contributions to defined benefit employee pension plans	(7,062)	(165,712)	(184,865)
Defined benefit employee pension plan expense	14,470	19,632	46,508
Gain on remeasurement of IMM shares upon obtaining control	—	—	(19,435)
Share-based compensation expense	17,685	29,006	27,381
Excess tax benefit from share-based compensation awards	(1,632)	(1,728)	(21,250)
Changes in long-term receivables	(15,225)	(116,151)	(16,133)
Other adjustments to continuing operations, net	(160)	6,754	(10,846)
Changes in working capital items attributed to continuing operations, net of acquisitions:
Accounts receivable, net	61,247	206,914	(162,876)
Inventories	2,584	199,530	(84,514)
Other current assets	22,491	18,597	(27,696)
Trade accounts payable	8,233	(55,087)	(81,517)
Employee compensation and benefits	8,676	(24,465)	6,227
Advance payments and progress billings	(106,352)	(249,752)	(91,378)
Accrued warranties	(17,739)	(14,631)	(3,060)
Other accrued liabilities	(82,288)	(29,210)	144,605
Net cash provided by operating activities of continuing operations	363,441	638,538	463,915
Net cash used by operating activities of discontinued operations	(102)	(1,688)	(21,054)
Net cash provided by operating activities	363,339	636,850	442,861
Investing Activities:
Acquisition of businesses, net of cash acquired	(44,426)	—	(955,917)
Property, plant and equipment acquired	(91,077)	(153,418)	(241,527)
Proceeds from sale of property, plant and equipment	9,963	3,555	7,917
Working capital adjustment from sale of LeTourneau Technologies Drilling Systems, Inc.	—	—	(56,270)
Withdrawals of cash held in escrow	—	—	866,000
Other investing activities, net	53	(112)	1,468
Net cash used by investing activities	(125,487)	(149,975)	(378,329)
Financing Activities:
Common stock issued	13,346	7,575	12,148
Excess tax benefit from exercise of stock options	1,632	1,728	21,250
Dividends paid	(74,945)	(74,325)	(73,961)
Borrowings under term loans	—	—	250,000
Repayments of term loan	(37,500)	(50,000)	(281,250)
Change in short and other long-term obligations, net	2,332	(7,374)	(4,492)
Treasury stock purchased	(269,336)	(214,106)	—
Financing fees	(2,826)	—	(5,304)
Net cash used by financing activities	(367,297)	(336,502)	(81,609)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,073)	(8,537)	(7,371)
(Decrease) Increase in Cash and Cash Equivalents	(135,518)	141,836	(24,448)
Cash and Cash Equivalents at Beginning of Year	405,709	263,873	288,321
Cash and Cash Equivalents at End of Year	$270,191	$405,709	$263,873
Supplemental cash flow information:
Interest paid	$62,103	$63,623	$69,743
Income taxes paid	179,148	262,705	178,729
See Notes to Consolidated Financial Statements

Joy Global Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance as of October 28, 2011	$128,987	$1,090,774	$2,244,740	$(1,116,623)	$(396,083)	$—	$1,951,795
Acquisition of controlling interest in IMM	—	—	—	—	—	437,654	437,654
Net income	—	—	762,021	—	—	180	762,201
Change in unrecognized pension and other postretirement obligations, net of taxes	—	—	—	—	(103,158)	—	(103,158)
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	4,212	—	4,212
Foreign currency translation adjustment	—	—	—	—	(13,620)	—	(13,620)
Purchase of IMM shares from non-controlling interest	—	—	—	—	—	(437,834)	(437,834)
Share-based compensation expense	—	27,381	—	—	—	—	27,381
Dividends paid ($0.70 per share)	—	819	(74,780)	—	—	—	(73,961)
Issuance of restricted stock units and performance shares	429	(11,403)	—	—	—	—	(10,974)
Exercise of stock options	342	9,292	—	—	—	—	9,634
Shares issued under employee stock purchase plan	42	2,567	—	—	—	—	2,609
Excess tax benefit from share-based compensation awards	—	21,250	—	—	—	—	21,250
Balance as of October 26, 2012	$129,800	$1,140,680	$2,931,981	$(1,116,623)	$(508,649)	$—	$2,577,189
Net income	—	—	533,713	—	—	—	533,713
Change in unrecognized pension and other postretirement obligations, net of taxes	—	—	—	—	19,336	—	19,336
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	149	—	149
Foreign currency translation adjustment	—	—	—	—	(18,470)	—	(18,470)
Treasury stock purchased	—	—	—	(214,106)	—	—	(214,106)
Share-based compensation expense	—	29,006	—	—	—	—	29,006
Dividends paid ($0.70 per share)	—	910	(75,235)	—	—	—	(74,325)
Issuance of restricted stock units and performance shares	178	(3,900)	—	—	—	—	(3,722)
Exercise of stock options	160	4,110	—	—	—	—	4,270
Shares issued under employee stock purchase plan	67	3,534	—	—	—	—	3,601
Excess tax benefit from share-based compensation awards	—	1,728	—	—	—	—	1,728
Balance as of October 25, 2013	$130,205	$1,176,068	$3,390,459	$(1,330,729)	$(507,634)	$—	$2,858,369
See Notes to Consolidated Financial Statements.

Joy Global Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of October 25, 2013	$130,205	$1,176,068	$3,390,459	$(1,330,729)	$(507,634)	$2,858,369
Net income	—	—	331,037	—	—	331,037
Change in unrecognized pension and other postretirement obligations, net of taxes	—	—	—	—	10,806	10,806
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	(292)	(292)
Foreign currency translation adjustment	—	—	—	—	(38,162)	(38,162)
Treasury stock purchased	—	—	—	(269,336)	—	(269,336)
Share-based compensation expense	—	17,685	—	—	—	17,685
Dividends paid ($0.75 per share)	—	1,024	(75,969)	—	—	(74,945)
Issuance of restricted stock units and performance shares	265	(9,408)	—	—	—	(9,143)
Exercise of stock options	241	8,714	—	—	—	8,955
Shares issued under employee stock purchase plan	83	4,308	—	—	—	4,391
Excess tax benefit from share-based compensation awards	—	1,632	—	—	—	1,632
Balance as of October 31, 2014	$130,794	$1,200,023	$3,645,527	$(1,600,065)	$(535,282)	$2,840,997
See Notes to Consolidated Financial Statements.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

1.	Description of Business

Joy Global Inc. is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground and Surface. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of copper, coal and other minerals and ores and provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, South Africa and the United Kingdom.

2.	Significant Accounting Policies

Our significant accounting policies are as follows:

Basis of Presentation and Principles of Consolidation – The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated Financial Statements include the accounts of Joy Global Inc. and its domestic and non-U.S. subsidiaries, all of which are fully consolidated. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents – All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents. These primarily consist of money market funds and, to a lesser extent, certificates of deposit and commercial paper. Cash equivalents were $20.8 million and $29.2 million as of October 31, 2014 and October 25, 2013, respectively.

Inventories – Inventories are carried at the lower of cost or market using the first-in, first-out method for all inventories, except for inventories in those jurisdictions for which another method is required by law. Cost includes direct materials, direct labor and manufacturing overhead. We evaluate the need to record valuation adjustments for inventory on a regular basis. Our policy is to evaluate all inventories, including raw material, work-in-process and finished goods. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Property, Plant and Equipment – Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, these assets are depreciated primarily by the straight line method over the estimated useful lives of the assets which generally range from 5 to 50 years for land improvements, from 10 to 50 years for buildings, from 3 to 12 years for machinery and equipment and from 2 to 5 years for software. Depreciation expense was $107.4 million, $99.9 million and $83.8 million for fiscal 2014, 2013 and 2012, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

Impairment of Long-Lived Assets – We assess the realizability of our held and used long-lived assets by evaluating such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows related to such assets are less than the carrying value. If impairment is determined to exist, any related impairment loss is calculated based on the fair value of the assets compared to their carrying value. No impairment was identified related to our long-lived assets in fiscal 2014, 2013 or 2012.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Goodwill and Intangible Assets – Intangible assets include engineering drawings, customer relationships, patents, unpatented technology and trademarks. Indefinite-lived intangible assets are composed of certain trademarks and are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each assets' fair value to its book value. We first determine qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If we conclude that it is more likely than not that an indefinite-lived asset is impaired, we then determine the fair value by using the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset. No impairment was identified in fiscal 2014 or 2012. See Note 7, Goodwill and Intangible Assets for details regarding the impairment of our indefinite-lived intangible assets in fiscal 2013.

Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets in fiscal 2014, 2013 or 2012.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units to their book value. We generally first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then determine the fair value of the reporting unit based on a discounted cash flow model. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. If goodwill is impaired, we recognize a non-cash impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill involve a high degree of judgment and can entail subjective considerations. The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates. Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values. We performed our goodwill impairment testing as of the first day of the fourth quarter of fiscal 2014, 2013 and 2012 and no impairment was identified.

Accrued Warranties – We provide for the estimated costs that may be incurred under product warranties to remedy deficiencies of quality or performance of our products. Warranty costs are accrued at the time revenue is recognized. These product warranties extend over either a specified period of time, units of production or machine hours depending on the product subject to the warranty. We accrue a provision for estimated future warranty costs based on the historical relationship of warranty costs to sales. We periodically review the adequacy of the accrual for product warranties and adjust the warranty percentage and accrued warranty reserve for actual experience as necessary.
Pension and Postretirement Benefits and Costs – Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include discount rates, expected returns on plan assets, mortality rates and rates of compensation increases, as discussed below:
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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Mortality rates: Mortality rates are based on the IRS prescribed annuitant and non-annuitant mortality for 2014 under the Pension Protection Act of 2006.
Rates of compensation increases: The rates of compensation increases reflect our long-term actual experience and its outlook, including consideration of expected rates of inflation.
Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense and the recorded obligation in future periods. Specifically, the net loss (gain) in excess of 10% of the projected benefit obligation or the market related value of assets is amortized on a straight line basis over the average expected remaining service period (or over the lifetime for frozen plans) of active participants (or all participants for frozen plans) expected to benefit under the plan. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement plan obligations and future expense. We have considered the new mortality tables (RP-2014) and the mortality improvement scale (MP-2014) that were recently released by the Society of Actuaries in the current year assumptions. We will continue to assess the mortality tables and improvement scale changes in fiscal 2015.

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

The pre-tax foreign exchange impact included in operating income was a gain of $1.1 million, a loss of $4.4 million and a loss of $1.4 million in fiscal 2014, 2013 and 2012, respectively.

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

Each derivative is designated as either a cash flow hedge, a fair value hedge or an undesignated instrument. All derivatives are recorded at fair value on the Consolidated Balance Sheets under the heading Other current assets or under the heading Other current liabilities, as appropriate. Cash flows from fair value and cash flow hedges are classified within the same category as the item being hedged on the Consolidated Statements of Cash Flows. Cash flows from undesignated derivative instruments are included in operating activities on the Consolidated Statements of Cash Flows.

For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. Ineffectiveness related to these derivative contracts is recorded in the Consolidated Statements of Income. For derivative contracts that are designated and qualify as a fair value hedge and for derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Consolidated Statements of Income under the heading Cost of sales. This gain or loss is offset by foreign exchange fluctuations of the underlying hedged item.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Revenue Recognition – We recognize revenue on services when the following criteria are satisfied: persuasive evidence of a sales arrangement exists, product delivery and transfer of title and risk and rewards has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We recognize revenue on long-term contracts, such as contracts to manufacture mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

We have life cycle management arrangements with customers to supply parts and service for terms of 1 to 17 years. These arrangements are established based on the conditions in which the equipment will be operating, the time horizon that the arrangements will cover and the expected operating cycle that will be required for the equipment. Based on this information, a model is created representing the projected costs and revenues of servicing the respective machines over the specified arrangement terms. Accounting for these arrangements requires us to make various estimates, including estimates of the relevant machine’s long-term maintenance requirements. Under these arrangements, customers are generally billed monthly based on hours of operation or units of production achieved by the equipment, with the respective deferred revenues recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided. These arrangements are reviewed quarterly by comparison of actual results to original estimates or most recent analysis, with revenue recognition adjusted appropriately for future estimated costs. If a loss is expected at any time, the full amount of the loss is recognized immediately.

We have certain customer agreements that are considered multiple element arrangements. These agreements primarily consist of the sale of multiple pieces of equipment or equipment with subsequent installation services. These agreements are assessed for the purpose of identifying deliverables and determining whether the delivered item has value to the customer on a standalone basis and whether delivery or performance of the undelivered item is considered probable and substantially in our control. If those criteria are met, revenue is allocated to each identified unit of accounting based on our estimate of the relative selling prices of the deliverables and is recognized as the revenue recognition criteria are met for each element. The relative selling price is estimated by using recent sales transactions for similar items or from competitor prices for similar items. The difference between the total of the separate selling prices and the total contract consideration is allocated pro-rata across each of the units of accounting included in the arrangement.

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

Comprehensive Income – Comprehensive income includes disclosure of financial information that historically has not been recognized in the calculation of net income. Our comprehensive income encompasses net income, the change in unrecognized pension and other postretirement obligations, the derivative instrument fair market value adjustment and foreign currency translation. Comprehensive income is disclosed in our Consolidated Statements of Comprehensive Income. Accumulated other comprehensive loss is disclosed in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Equity.

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

Research and Development Expenses – Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $40.6 million, $49.0 million and $47.8 million for fiscal 2014, 2013 and 2012, respectively.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

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

Earnings Per Share – Basic earnings per share is computed by dividing net income attributable to the Company by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.

New Accounting Pronouncements – In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. In addition, the staff of the SEC released Staff Accounting Bulletin ("SAB") No. 115, which rescinds SAB Topic 5J, New Basis of Accounting Required in Certain Circumstances. Pushdown accounting refers to pushing down the acquirer's accounting and reporting basis (which is recognized in conjunction with its accounting for a business combination) to the acquiree's standalone financial statements. Under the new guidance, pushdown accounting is optional for any transaction in which another party obtains control of the reporting company. An acquired entity can make the election to apply the guidance to future change in control events or to its most recent change-in-control event if the financial statements have not been issued. ASU No. 2014-17 was effective upon issuance, which was November 18, 2014. The adoption of ASU No. 2014-17 did not have any impact on our financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU No. 2014-09 will be effective for the Company beginning on October 28, 2017 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, cross references to the related footnote for additional information would be appropriate. ASU No. 2013-02

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

was effective for the Company beginning on October 26, 2013. The adoption of this guidance had no impact on our financial condition or results of operations but impacted the presentation of other comprehensive income in the footnotes to the financial statements.

3.	Acquisitions

Acquisition of Mining Technologies International Inc.

On May 30, 2014, we closed on the purchase of certain assets of Mining Technologies International Inc. ("MTI") for $44.4 million. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We have acquired substantially all of the assets associated with MTI’s hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included in the accompanying financial statements as part of the Underground segment from the acquisition date forward.

In connection with the acquisition, we have recorded goodwill of approximately $0.3 million and intangible assets of approximately $9.9 million. The intangible assets are primarily comprised of customer relationships and designs and drawings, which are being amortized over their respective estimated useful lives.

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

Prior to obtaining control on December 29, 2011, our investment in IMM had been accounted for under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Consolidated Statement of Income under the heading Other income for the year ended October 26, 2012. The results of operations for IMM have been included in the accompanying financial statements from December 29, 2011 forward as part of the Underground segment. Prior to obtaining control, our share of income from IMM was reported in the Consolidated Statements of Income under the heading Other income and included in Corporate.

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
October 31, 2014

In thousands
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

In thousands
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

The following unaudited pro forma financial information for the year ended October 26, 2012 reflect the results of continuing operations of the Company as if the acquisition of IMM had been completed on October 29, 2011. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

In thousands, except per share data	October 26, 2012
Net sales	$5,729,097
Income from continuing operations	$770,921
Basic earnings per share from continuing operations	$7.28
Diluted earnings per share from continuing operations	$7.21

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

The unaudited pro forma financial information is presented for informational purposes only. It is not necessarily indicative of what our financial position or results of operations actually would have been had we completed the acquisition at the date indicated, nor does it purport to project the future financial position or operating results of the combined company.

4.	Discontinued Operations

Discontinued operations of LeTourneau

On October 24, 2011, we completed the sale of LeTourneau Technologies Drilling Systems, Inc. to Cameron International Corporation. This drilling products business is reflected as a discontinued operation and all results of operations have been reflected as discontinued operations in the Consolidated Statements of Income. Liabilities that remain our obligation are classified as liabilities of discontinued operations in the Consolidated Balance Sheets.

5.	Accounts Receivable

Consolidated accounts receivable consist of the following:

In thousands	October 31, 2014	October 25, 2013
Trade receivables	$914,565	$936,799
Unbilled receivables (due within one year)	226,786	231,053
Allowance for doubtful accounts	(81,642)	(84,189)
	$1,059,709	$1,083,663

6.	Inventories

Consolidated inventories consist of the following:

In thousands	October 31, 2014	October 25, 2013
Finished goods	$835,227	$838,052
Work in process	203,805	233,303
Raw materials	69,276	68,389
Total inventories	$1,108,308	$1,139,744

Finished goods include finished components and parts in addition to any finished equipment.

7.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 31, 2014 and October 25, 2013 are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

		October 31, 2014		October 25, 2013
In thousands	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived other intangible assets:
Customer relationships	16 years	269,391	(74,611)	259,000	(57,764)
Engineering drawings	3 years	5,843	(3,308)	2,900	(2,900)
Patents	19 years	90,969	(23,624)	91,076	(19,109)
Trademarks	5 years	12,200	(2,440)	12,200	—
Unpatented technology	20 years	32,762	(5,668)	32,851	(4,142)
Subtotal	17 years	411,165	(109,651)	398,027	(83,915)
Indefinite-lived other intangible assets:
Trademarks		17,755	—	17,700	—
Total other intangible assets		$428,920	$(109,651)	$415,727	$(83,915)

In the fourth quarter of fiscal 2013, we reviewed our brand portfolio and developed a strategy to increase the visibility of our core brands in furtherance of our One Joy Global initiative. During this review we determined that the indefinite life assumption was no longer appropriate for most of our previously acquired trademarks.

In connection with the review of our brand portfolio, we worked with a third party appraisal firm to develop new estimates of fair value of our trademark portfolio using discounted cash flow models. In connection with obtaining an independent third party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Assumptions critical to the process included forecasted financial information, discount rates, royalty rates and growth rates, which are level 3 inputs. Estimates of the fair value of each trademark were based on the best information currently available. However, further adjustments may be necessary in the future if conditions differ substantially from the assumptions utilized.

The remaining value of the trademarks that were replaced are being amortized over the new estimated useful life. For those trademarks that were not replaced, our strategy is to co-brand these products, and we revalued these trademarks based on that assumption. The co-branded trademarks continue to have an indefinite life. As a result, a non-cash impairment charge of $155.2 million was recorded in the fourth quarter of fiscal 2013, of which $130.2 million was recorded by our Underground segment and $25.0 million was recorded by our Surface segment. This charge is recorded in the Consolidated Statement of Income under the heading Intangible asset impairment charges. Going forward, the amortization on the remaining carrying value associated with the trademarks that are being replaced is being recorded in the Consolidated Statements of Income under the heading Product development, selling and administrative expenses.

Changes in the carrying amount of goodwill in fiscal 2014 and 2013 are as follows:

In thousands	Underground	Surface	Consolidated
Balance as of October 26, 2012	$1,024,214	$358,144	$1,382,358
Goodwill adjusted during the year	99,144	—	99,144
Translation adjustments	(175)	(808)	(983)
Balance as of October 25, 2013	1,123,183	357,336	1,480,519
Goodwill acquired during the year	271	—	271
Translation adjustments	36,737	(834)	35,903
Balance as of October 31, 2014	$1,160,191	$356,502	$1,516,693

Amortization expense for finite-lived intangible assets was $26.2 million, $13.6 million and $37.4 million, for fiscal 2014, 2013 and 2012, respectively.

Estimated future annual amortization expense is as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

In thousands
For the fiscal year ending:
2015	$26,796
2016	26,700
2017	25,273
2018	24,337
2019	21,885

8.	Income Taxes

The provision for income taxes for continuing operations included in the Consolidated Statements of Income consists of the following:

In thousands	October 31, 2014	October 25, 2013	October 26, 2012
Current provision
Federal	$81,869	$127,069	$159,294
State	6,182	6,621	16,410
Foreign	52,029	69,564	105,073
Total current provision	140,080	203,254	280,777
Deferred provision (benefit)
Federal	(59)	23,892	74,966
State	978	(1,331)	399
Foreign	(10,244)	4,404	(18,272)
Total deferred provision	(9,325)	26,965	57,093
Total provision for income taxes	$130,755	$230,219	$337,870

The Federal deferred provision includes $10.0 million of net operating losses, $4.9 million of general business credits and $14.2 million of foreign tax credit carryovers used in fiscal 2012. The federal deferred provision also includes $3.3 million and $1.1 million of alternative minimum tax carryforwards used in fiscal 2013 and 2012, respectively. The foreign deferred provision includes $0.1 million of net operating losses used in fiscal 2012. During fiscal 2013 and 2012, we recognized $0.3 million and $0.8 million, respectively, of current tax benefit relating to a tax holiday in China. The tax holiday expired in fiscal 2014.

The domestic and foreign components of income from continuing operations before income taxes are as follows:

In thousands	October 31, 2014	October 25, 2013	October 26, 2012
Domestic income from continuing operations	$294,065	$444,667	$724,132
Foreign income from continuing operations	167,727	319,490	380,999
Pre-tax income from continuing operations	$461,792	$764,157	$1,105,131

The reconciliation between the income tax provision recognized in our Consolidated Statements of Income and the income tax provision computed by applying the statutory federal income tax rate to the income from continuing operations are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

In thousands	October 31, 2014	October 25, 2013	October 26, 2012
Income tax computed at federal statutory tax rate	35.0%	35.0%	35.0%
Sub-part F income and foreign dividends, net of foreign tax credits	0.9	0.2	0.3
Differences in foreign and U.S. tax rates	(5.2)	(5.3)	(4.2)
State income taxes, net of federal tax impact	1.0	0.5	1.0
Valuation allowance	2.1	1.1	0.1
IRC 199 manufacturing deduction	(2.1)	(2.0)	(1.7)
Other items, net	(3.4)	0.6	0.1
Effective income tax rate	28.3%	30.1%	30.6%

The components of the net deferred tax asset are as follows:

In thousands	October 31, 2014	October 25, 2013
Deferred tax assets:
Employee benefit related items	$135,567	$101,200
Tax credit carryforwards	4,114	2,622
Tax loss carryforwards	138,334	128,357
Inventories	35,475	32,464
Other deferred tax assets, net	20,156	32,378
Valuation allowance, current assets	(16,618)	(11,009)
Valuation allowance, non-current assets	(122,281)	(119,556)
Total deferred tax assets	194,747	166,456
Deferred tax liabilities:
Depreciation and amortization in excess of book expense	60,548	59,651
Intangibles	42,315	48,388
Total deferred tax liabilities	102,863	108,039
Net deferred tax asset	$91,884	$58,417

The net deferred tax assets are reflected in the Consolidated Balance Sheets as follows:

In thousands	October 31, 2014	October 25, 2013
Current deferred tax assets, included in Other current assets	$78,102	$69,352
Long-term deferred tax asset, included in Deferred income taxes	70,181	41,532
Current deferred tax liability, included in Other accrued liabilities	(1,979)	(2,087)
Long-term deferred tax liability, included in Other liabilities	(54,420)	(50,380)
Net deferred tax asset	$91,884	$58,417

The following table summarizes the components of our loss and credit carryforward:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Loss and Credit Carryforward Summary
	Amount
Description - In millions	Gross	Benefit	Valuation Allowance	Expiration Date(s)
Foreign capital losses	$61.1	$12.3	$12.3	None
U.S. state operating losses	1,963.7	101.2	98.4	Various
Foreign operating losses	99.4	24.8	19.1	$5.8 - None $19.0 - 2015 to 2024
State tax credits	N/A	1.5	1.5	Various
Foreign tax credits	N/A	1.4	1.1	$1.3 - 2016 to 2018 $0.1 - 2021
Various international tax credits	N/A	1.2	0.1	None

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

Valuation allowances currently recorded that arose in pre-emergence years require us to apply fresh start accounting. As of October 31, 2014, there were $63.3 million of valuation reserves against pre-emergence net operating loss carryforwards.

As of October 31, 2014, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries, as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries, which have been or are intended to be permanently reinvested, were $738.6 million as of October 31, 2014.

Unrecognized tax benefits are as follows:

In thousands	October 31, 2014	October 25, 2013
Balance, beginning of year	$77,418	$33,471
Additions for current year tax positions and acquisition	794	36
Additions for prior year tax positions	3,353	60,604
Reductions for prior year tax positions	(10,540)	(16,693)
Reclassification to uncertain tax positions	6,741	—
Balance, end of year	$77,766	$77,418

As of October 31, 2014, $77.0 million of the net unrecognized tax benefit would affect the effective tax rate if recognized. As of October 31, 2014 and October 25, 2013, total interest of approximately $15.8 million and $10.3 million, respectively, are classified in the Consolidated Balance Sheets as Other liabilities, while penalties of approximately $42.4 million and $42.3 million are included in the ending net unrecognized tax benefit above. Interest and penalties are classified as Income tax provision in the Consolidated Statements of Income. It is expected that the total amount of unrecognized tax benefit will decrease by $1.0 million within the next twelve months relating to reserves for which statutes will lapse during fiscal 2015.

With respect to tax years subject to examination by the domestic taxing authorities, the Company’s tax years prior to 2012 have been audited by the Internal Revenue Service and are closed. Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. state purposes, although some earlier years also remain open. From a non-domestic perspective, the major locations in which we conduct business are as follows: United Kingdom – 2012 forward are open for examination; South Africa – 2009 forward are open for examination; Australia – 2009 forward are open for examination; Chile – 2011 forward are open for examination; China – 2009 forward are open for examination; and Canada – 2008 forward are open for examination (2008 through 2010 are currently under audit). There are a number of smaller entities in other countries that generally have open tax years ranging from 3 to 5 years.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

9.	Warranties

The following table reconciles the changes in the product warranty reserve:

In thousands	October 31, 2014	October 25, 2013
Balance, beginning of year	$85,732	$100,646
Accrual for warranty expensed during the year	43,810	57,610
Settlements made during the year	(61,601)	(72,981)
Effect of foreign currency translation	(915)	457
Acquired warranty accrual	246	—
Balance, end of year	$67,272	$85,732

10.	Borrowings and Credit Facilities

On July 29, 2014, we entered into a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012 that was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company’s credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company’s credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of October 31, 2014, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or returns of capital.

As of October 31, 2014, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $191.9 million. As of October 31, 2014, there was $808.1 million available for borrowings under the Credit Agreement.

On July 29, 2014, we entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan amended our Prior Term Loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies Inc., and had been amortized to $375.0 million at the date of amendment. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of October 31, 2014, we were in compliance with all financial covenants of the Term Loan.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

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

Direct borrowings and capital lease obligations consist of the following:

In thousands	October 31, 2014	October 25, 2013
Domestic:
Term Loan due 2016	$—	$412,500
Term Loan due 2019	375,000	—
6.0% Senior Notes due 2016	249,131	248,733
5.125% Senior Notes due 2021	496,806	496,438
6.625% Senior Notes due 2036	148,522	148,493
Other secured borrowings	11,634	1,212
Foreign:
Capital leases	187	—
Short-term borrowings	—	8,220
Total obligations	1,281,280	1,315,596
Less: Amounts due within one year	(11,739)	(58,669)
Long-term obligations	$1,269,541	$1,256,927

The aggregate maturities of debt for credit agreements in place as of October 31, 2014 consisted of the following (in thousands):

2015	$11,739
2016	267,963
2017	37,500
2018	37,500
2019	281,250
Thereafter	645,328

11.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income and its components are presented in the Consolidated Statements of Comprehensive Income. Changes in accumulated other comprehensive income (loss), net of taxes, consist of the following:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

	Year Ended October 31, 2014				Year Ended October 25, 2013
In thousands	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(540,122)	$5,028	$27,460	$(507,634)	$(559,458)	$4,879	$45,930	$(508,649)
Other comprehensive income (loss) before reclassifications, net of taxes	(4,698)	3,453	(38,162)	(39,407)	2,074	4,013	(18,470)	(12,383)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	15,504	(3,745)	—	11,759	17,262	(3,864)	—	13,398
Total other comprehensive income (loss), net of taxes	10,806	(292)	(38,162)	(27,648)	19,336	149	(18,470)	1,015
Ending balance	$(529,316)	$4,736	$(10,702)	$(535,282)	$(540,122)	$5,028	$27,460	$(507,634)

Details of the reclassifications from accumulated other comprehensive income (loss) are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
In thousands	October 31, 2014	October 25, 2013
Change in unrecognized pension and other postretirement obligations:
Amortization of prior service cost	$584	$679	Cost of sales/Product development, selling and administrative expense*
Amortization of net actuarial loss	21,227	31,099	Cost of sales/Product development, selling and administrative expense*
Curtailment loss attributable to unrecognized prior negotiated enhancements	1,582	—	Cost of sales/Product development, selling and administrative expense*
Deferred tax	(7,889)	(14,516)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	$15,504	$17,262

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$(5,282)	$(5,787)	Net sales/Cost of sales**
Deferred tax	1,537	1,923	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	$(3,745)	$(3,864)

Total reclassifications for the period	$11,759	$13,398

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Footnote 14, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Footnote 15, Derivatives, for additional information.

12.	Shareholders’ Equity

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the year ended October 31, 2014, we purchased 4,712,025 shares of common stock for approximately $269.3 million. During the year ended October 25, 2013, we purchased 4,105,000 shares of common stock for approximately $214.1 million. Since its inception, the Company has repurchased 8,817,025 shares of common stock under the program for approximately $483.4 million, leaving $516.6 million available under the program.

13.	Share-Based Compensation

Our 2007 Stock Incentive Plan (the “Plan”) authorizes the grant of up to 10.0 million shares plus canceled and forfeited awards. The Plan allows for the issuance of non-qualified stock options, incentive stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of October 31, 2014, none of the options granted qualify as incentive stock options under the Internal Revenue Code. We have historically issued new common stock in order to satisfy share-based payment awards and plan to do so to satisfy future awards.

Total share-based compensation expense recognized for fiscal 2014, 2013 and 2012 was $17.7 million, $29.0 million and $27.4 million, respectively. The decrease in share-based compensation is the result of the adjustment of forfeiture rates and the reassessment of performance related measures in fiscal 2014. The total share-based compensation expense is reflected in our Consolidated Statement of Cash Flows in operating activities as an add back to net income. The corresponding deferred tax asset recognized related to the share-based compensation expense was $4.4 million, $8.5 million and $8.0 million for fiscal 2014, 2013 and 2012, respectively.

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. Stock options vest ratably over three years beginning on the one-year anniversary date, and they expire ten years from the grant date. A summary of stock option activity follows:

Dollars in millions, except per share data	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of October 28, 2011	1,834,348	$46.05	7.4		$82.8
Options granted	459,500	87.31		$27.93
Options exercised	(342,047)	28.16			18.9
Options forfeited or cancelled	(57,956)	69.66
Outstanding as of October 26, 2012	1,893,845	$58.28	7.1		26.3
Options granted	655,600	57.03		15.49
Options exercised	(160,276)	26.64			5.6
Options forfeited or cancelled	(144,094)	73.06
Outstanding as of October 25, 2013	2,245,075	$59.28	6.8		18.7
Options granted	847,150	55.45		12.88
Options exercised	(241,739)	37.05			5.5
Options forfeited or cancelled	(200,036)	70.29
Outstanding as of October 31, 2014	2,650,450	$59.34	6.7		9.6
Exercisable as of October 31, 2014	1,418,683	$60.09	5.0		9.6

The fair value of the option awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis. The weighted-average assumptions are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

	2014	2013	2012
Risk free interest rate	0.64%	0.34%	0.40%
Expected volatility	35.76%	42.76%	44.92%
Expected life in years	3.2	3.1	3.7
Dividend yield	1.30%	1.27%	0.90%

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

As of October 31, 2014, there was $9.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

We grant restricted stock units to certain employees and to all non-employee members of our Board of Directors. The fair value of our restricted stock units is determined based on the closing price of our stock on the date of grant and is recognized as expense on a straight line basis over the vesting term.

Restricted stock units granted to employees in fiscal 2014 vest over a three -year period with one-third vesting on the first, second and third anniversaries of the grant date. Restricted stock units granted to employees prior to fiscal 2014 vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date. These restricted stock units provide a number of shares of common stock equal to the number of vested units. These shares are delivered to the employee as the restricted stock units vest.

Restricted stock units granted to non-employee members of our Board of Directors vest one year from the grant date. These restricted stock units provide a number of shares of common stock equal to the number of vested units. The date the common stock is delivered to an individual director depends on the number of restricted stock units that the director has accumulated from prior grants. If a director has not yet accumulated 10,000 restricted stock units, the common stock will be delivered to the director one year after their service on the Board of Directors terminates. If a director has accumulated 10,000 restricted stock units, the common stock is either delivered on the vest date or will be deferred at the discretion of the director. Specific deferral elections are required to be completed prior to each grant.

Dividend equivalents accrue on all restricted stock units and the dividend equivalents vest consistent with the underlying award. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock as of the change in control date.

A summary of restricted stock unit activity follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Dollars in millions, except per share data	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of October 28, 2011	867,974	$48.32
Units granted	325,588	79.08
Units earned from dividends	10,520	66.04
Units settled	(112,744)	33.42	$9.1
Units deferred	(25,252)	34.87	2.2
Units forfeited	(50,139)	52.12
Outstanding as of October 26, 2012	1,015,947	60.16
Units granted	275,753	57.02
Units earned from dividends	13,535	57.36
Units settled	(117,488)	45.78	6.7
Units deferred	(18,230)	33.78	1.0
Units forfeited	(102,601)	70.48
Outstanding as of October 25, 2013	1,066,916	60.35
Units granted	379,759	55.49
Units earned from dividends	15,813	57.51
Units settled	(172,760)	55.63	9.7
Units deferred	(2,601)	21.69	0.1
Units forfeited	(106,808)	64.64
Outstanding as of October 31, 2014	1,180,319	$59.14

As of October 31, 2014, there was $28.5 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years. As of October 31, 2014, the balance of deferred restricted stock units is 14,439 shares.

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

Shares of common stock may be earned by the participants under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2014, 2013 and 2012 performance share award programs, the performance measure for executive officers is average return on equity, and the performance measure for all other participants is average diluted earnings per share for the three year cycle from fiscal 2014 through fiscal 2016, fiscal 2013 through fiscal 2015, and fiscal 2012 through fiscal 2014, respectively. Each performance share represents the right to earn one share of common stock.

Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities, and may be paid out in company stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award. There were no final awards distributed for the fiscal 2012 performance share program in December 2014.

A summary of performance share activity follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Dollars in millions, except per share data	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of October 28, 2011	669,749	$38.38
Shares granted	145,100	80.40
Target adjustment	(21,533)	78.69
Shares distributed	(450,855)	21.69	$36.9
Shares forfeited	(4,246)	55.17
Outstanding as of October 26, 2012	338,215	75.87
Shares granted	262,750	54.90
Target adjustment	(107,275)	65.20
Shares distributed	(122,006)	50.85	7.6
Shares forfeited	(27,295)	67.57
Outstanding as of October 25, 2013	344,389	72.72
Shares granted	109,700	53.42
Target adjustment	(245,013)	63.76
Shares distributed	(56,804)	78.69	3.0
Shares forfeited	(52,243)	57.71
Outstanding as of October 31, 2014	100,029	$53.42

As of October 31, 2014, there was $4.0 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 2.0 years. As of October 31, 2014, there were no deferred performance shares.

14.	Retiree Benefits

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

Defined contribution plans

Substantially every U.S. employee of the Company is eligible to participate in the Company's 401(k) plan. Under the terms of the plan, for eligible employees, the Company matches 25% to 50% of participant salary deferral contributions up to the first 6% of the participant’s compensation. In addition, for eligible employees, the Company contributes a defined contribution of 2% to 5% of eligible employee compensation depending on the employee group. The Company also makes contributions for certain foreign government-mandated contribution retirement plans. The total defined contribution expense was $57.9 million, $61.6 million and $47.8 million for fiscal 2014, 2013 and 2012, respectively. The fiscal 2014, 2013 and 2012 defined contribution expense included $11.6 million, $12.6 million, and $5.6 million, respectively, of costs associated with transitioning certain defined benefit plan participants to a defined contribution plan.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Certain plans outside the United States which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 31, 2014 and October 25, 2013.

Total pension expense for all defined benefit plans is $14.5 million, $19.6 million and $46.5 million for fiscal 2014, 2013 and 2012, respectively.

Other postretirement benefit plans consist of welfare benefits plans. In 1993, our Board of Directors approved a general approach that culminated in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 and extending through 1998, and Company contributions were eliminated as of January 11, 1999 for most employee groups, excluding certain Underground employees, certain early retirees and specific discontinued operation groups. For certain Underground employees, based on existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based on age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

The components of the net periodic benefit cost associated with our U.S. pension plans and pension plans of subsidiaries outside of the U.S. are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	October 31, 2014	October 25, 2013	October 26, 2012	October 31, 2014	October 25, 2013	October 26, 2012
Components of net periodic benefit cost:
Service cost	$2,891	$3,794	$9,975	$3,314	$7,491	$5,878
Interest cost	52,756	48,453	52,604	30,421	29,216	29,297
Expected return on assets	(64,889)	(64,517)	(61,420)	(40,633)	(37,347)	(36,033)
Amortization of:
Prior service cost	398	610	1,307	54	—	—
Actuarial loss	13,350	22,773	20,324	8,691	9,159	13,085
Curtailment loss	7,838	—	11,491	279	—	—
Total net periodic benefit cost	$12,344	$11,113	$34,281	$2,126	$8,519	$12,227

In fiscal 2014, we substantially completed negotiations with certain of our U.S. bargaining units to freeze their respective defined benefit plans at the end of the calendar year. These actions resulted in a $7.8 million non-cash pension curtailment charge during the year.

In fiscal 2012, modifications were made to the Joy Global Pension Plan freezing benefits for all salaried and non-bargained hourly participants and for all bargained hourly participants. These actions resulted in an $11.5 million non-cash pension curtailment charge during the year.

The components of the net periodic benefit cost associated with our other postretirement benefit plans, all of which relate to operations in the U.S., are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

	Other Postretirement Benefit Plans
In thousands	October 31, 2014	October 25, 2013	October 26, 2012
Components of net periodic benefit cost:
Service cost	$952	$1,083	$960
Interest cost	1,279	1,168	1,371
Expected return on assets	(554)	(427)	(371)
Amortization of:
Prior service cost	132	69	52
Actuarial gain	(814)	(833)	(1,160)
Special termination benefits charge	—	—	981
Total net periodic benefit cost of continuing operations	$995	$1,060	$1,833
In conjunction with the fourth quarter fiscal 2012 modification of the Joy Global Pension Plan, additional postretirement benefits of $1.0 million were recorded as a special termination benefits charge.

For other postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 6.75% for fiscal 2014. The per capita cost of covered health care benefits is assumed to decrease 0.25% per year to an ultimate rate of 5.0%. The effect of one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 31, 2014 by $0.6 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by less than $0.1 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 31, 2014 by $0.6 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by less than $0.1 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans and other postretirement benefit plans are set forth in the following tables. The assumptions for non-U.S. plans were developed on a basis consistent with that for the U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

Significant assumptions used in determining net periodic benefit cost are as follows (in weighted averages):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Benefit Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate*	4.85%	3.95%	5.00%	4.25%	4.28%	5.28%	4.25%	3.60%	4.65%
Expected return on plan assets**	6.25%	6.50%	7.00%	6.30%	6.64%	6.93%	7.25%	7.40%	7.50%
Rate of compensation increase	—%	—%	4.25%	4.21%	4.23%	4.22%	—%	—%	—%

* Due to the mid-year curtailment measurements, the fiscal 2014 weighted average discount rate ranged from 4.45% – 4.85% and 4.25% – 4.45%% throughout the year for the U.S. pension plans and non-U.S. pension plans, respectively. Due to mid-year curtailment and special termination benefit measurements, the fiscal 2012 weighted average discount rate ranged from 3.95% – 5.00% and 3.60% – 4.65% throughout the year for the U.S. pension plans and the other postretirement benefit plans, respectively.

** Due to the mid-year curtailment measurements, the fiscal 2014 weighted average expected return on plan assets ranged from 6.25% – 6.35%. Due to mid-year curtailment measurements, the fiscal 2012 weighted average expected return on plan assets ranged from 6.75% – 7.00% for the U.S. pension plans.

The expected rate of return on pension plan assets for the U.S. pension plans is based on the investment policies adopted by our Pension and Investment Committee. We also use the results from a portfolio simulator as input into our decision. The simulator is based on U.S. capital market conditions as of the valuation date and projects returns based on the U.S. pension plans' current

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

asset allocation. The simulation model calculates an expected rate of return for each asset class by forecasting a range of plausible economic conditions. The model starts with the capital market conditions prevailing at the start of the forecast period and trends the rates of return by asset class to its long-term average. A long-term average return is calculated using a blend of historical capital market data and future expectations.

The expected rate of return on non-U.S. pension plans is based on the plan’s current asset allocation policy. An average long-term rate of return is developed for each asset class and the portfolio return represents the weighted average return based on the current asset allocation.

Significant assumptions used in determining benefit obligations are as follows (in weighted averages):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefit Plans
	October 31, 2014	October 25, 2013	October 31, 2014	October 25, 2013	October 31, 2014	October 25, 2013
Discount rate	4.40%	4.85%	4.09%	4.25%	4.00%	4.25%
Rate of compensation increase	—%	—%	4.21%	4.21%	—%	—%

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit plans, together with a summary of the amounts recognized in the Consolidated Balance Sheets, are set forth in the following tables:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

	U.S. Pension Plans		Non -U.S. Pension Plans		Other Postretirement Benefit Plans
In thousands	October 31, 2014	October 25, 2013	October 31, 2014	October 25, 2013	October 31, 2014	October 25, 2013
Change in Benefit Obligations
Net benefit obligations at beginning of year	$1,132,274	$1,250,684	$712,261	$698,456	$31,358	$34,200
Service cost	2,891	3,794	3,314	7,491	952	1,083
Interest cost	52,756	48,453	30,421	29,216	1,279	1,168
Plan participants’ contributions	—	—	281	1,144	—	—
Plan amendments	6,256	—	1,732	—	—	(580)
Actuarial loss (gain)	55,793	(115,528)	32,087	6,998	100	(1,104)
Currency fluctuations	—	—	(8,968)	2,507	—	—
Gross benefits paid	(92,552)	(55,129)	(45,396)	(33,551)	(2,684)	(3,409)
Net benefit obligations at end of year	$1,157,418	$1,132,274	$725,732	$712,261	$31,005	$31,358

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,052,654	$1,027,506	$638,590	$582,492	$8,401	$6,315
Actual return on plan assets	109,680	(3,552)	72,807	4,005	624	1,045
Currency fluctuations	—	—	(7,962)	2,617	—	—
Employer contributions	3,241	83,829	3,821	81,883	2,952	4,450
Plan participants’ contributions	—	—	281	1,144	—	—
Gross benefits paid	(92,552)	(55,129)	(45,396)	(33,551)	(2,684)	(3,409)
Fair value of plan assets at end of year	$1,073,023	$1,052,654	$662,141	$638,590	$9,293	$8,401

Funded Status
Net amount recognized at end of year	$(84,395)	$(79,620)	$(63,591)	$(73,671)	$(21,712)	$(22,957)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	(2,887)	(2,755)	(720)	(731)	(2,103)	(2,234)
Non-current liabilities	(81,508)	(76,865)	(62,871)	(72,940)	(19,609)	(20,723)
Net amount recognized at end of year	$(84,395)	$(79,620)	$(63,591)	$(73,671)	$(21,712)	$(22,957)
Accumulated benefit obligation	$1,157,418	$1,132,274	$702,845	$692,135	$—	$—

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	October 31, 2014	October 25, 2013	October 31, 2014	October 25, 2013
Projected benefit obligation	$1,157,418	$1,132,274	$660,144	$649,395
Accumulated benefit obligation	1,157,418	1,132,274	641,400	634,509
Fair value of plan assets	1,073,023	1,052,654	595,170	576,016

Amounts recognized in accumulated other comprehensive loss (income) as of October 31, 2014 consist of:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

	Pension Plans		Other Postretirement Benefit Plans
In thousands	U.S.	Non U.S.
Net actuarial loss (gain)	$386,073	$289,990	$(12,013)
Prior service cost	—	1,368	603
Deferred tax	(92,654)	(48,212)	4,161
Total accumulated other comprehensive loss (income)	$293,419	$243,146	$(7,249)

The estimated amounts that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost during fiscal 2015 are as follows:

	Pension Plans		Other Postretirement Benefit Plans
In thousands	U.S.	Non U.S.
Net actuarial loss (gain)	$15,228	$9,924	$(809)
Prior service cost	—	71	132
	$15,228	$9,995	$(677)

For fiscal 2015, we do not expect contributions to our employee pension plans to exceed $50.0 million.

The defined benefit plans have the following target and actual asset allocations in fiscal 2014:

	U.S. Pension Plan		Non-U.S. Pension Plans
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Equity securities	25%	25%	30%	27%
Debt securities	75%	73%	70%	71%
Other	—%	2%	—%	2%
Total	100%	100%	100%	100%

The U.S. plans' assets are invested to maintain funded ratios over the long-term, while managing the risk that funded ratios fall meaningfully below 100%. The Company has been focused on a plan and an objective to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. At this time, the plans' portfolio is significantly invested in duration matched fixed income securities.

The Company's objectives with respect to its global pension plans are (1) to acquire suitable assets of appropriate liquidity, which will meet the cost of the current and future benefits which the plans provide; (2) to limit the risk of the assets failing to meet the liabilities over the long term; and (3) to minimize the long term costs of the plans by maximizing the correlation with plan liabilities. There is no assurance that these objectives will be met.

The accounting guidance on fair value measurements specifies a fair value hierarchy based on the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 18, Fair Value Measurements, for a discussion of the fair value hierarchy.

Fair values are determined as follows:

•
Equity security values are primarily based on the closing price for identical instruments in active markets or at the bid price for identical instruments in instances in which the security has not traded on the valuation date;

•	Fixed income security values are primarily based on models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds; and

•	Cash and cash equivalents, short-term bills and notes and other investments are based on the carrying amount, which approximates fair value.

The following tables summarize the fair value of our pension and other postretirement benefit plan assets by category as of October 31, 2014 and October 25, 2013:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

In thousands	October 31, 2014
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S. Pension Plans
Equity securities:
U.S. equities	$—	$136,830	$—	$136,830
Non-U.S. equities	—	131,601	—	131,601
Fixed income securities:
U.S. government bonds	—	318,475	—	318,475
Non-U.S. government bonds	—	17,565	—	17,565
U.S. corporate bonds	—	328,882	—	328,882
Non-U.S. corporate bonds	—	63,306	—	63,306
U.S. commercial mortgage backed securities	—	9,310	457	9,767
U.S. non-government backed collateralized mortgage obligations	—	15,519	1,934	17,453
U.S. asset backed securities	—	25,728	—	25,728
Other plan assets:
Cash and cash equivalents	25,213	—	—	25,213
Other investments	—	(1,797)	—	(1,797)
Total U.S. Pension Plans assets	$25,213	$1,045,419	$2,391	$1,073,023

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$47,505	$2,644	$31	$50,180
Non-U.S. equities	119,062	9,084	84	128,230
Fixed income securities:
Non-U.S. government bonds	—	135,825	—	135,825
U.S. corporate bonds	—	26,131	—	26,131
Non-U.S. corporate bonds	—	218,052	—	218,052
Non-U.S. asset backed securities	—	1,130	—	1,130
Non-U.S. annuity insurance products	—	91,027	—	91,027
Other plan assets:
Cash and cash equivalents	1,260	—	—	1,260
Other investments	—	10,306	—	10,306
Total Non-U.S. Pension Plans assets	$167,827	$494,199	$115	$662,141

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$4,568	$—	$—	$4,568
Non-U.S. equities	1,351	—	—	1,351
Fixed income securities:
U.S. corporate bonds	—	3,161	—	3,161
Other plan assets:
Cash and cash equivalents	213	—	—	213
Total Other Postretirement Benefit Plans	$6,132	$3,161	$—	$9,293

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

In thousands	October 25, 2013
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S. Pension Plans
Equity securities:
U.S. equities	$146,927	$2,590	$—	$149,517
Non-U.S. equities	54,502	6,829	—	61,331
Fixed income securities:
U.S. government bonds	—	343,215	—	343,215
Non-U.S. government bonds	—	13,939	—	13,939
U.S. corporate bonds	—	368,469	—	368,469
Non-U.S. corporate bonds	—	68,481	—	68,481
U.S. government mortgage backed securities	—	8,286	—	8,286
U.S. non-government backed collateralized mortgage obligations	—	8,498	—	8,498
U.S. asset backed securities	—	23,227	—	23,227
Other plan assets:
Cash and cash equivalents	5,337	—	—	5,337
Short term bills and notes	—	2,600	—	2,600
Other investments	432	(678)	—	(246)
Total U.S. Pension Plans assets	$207,198	$845,456	$—	$1,052,654

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$42,940	$—	$228	$43,168
Non-U.S. equities	138,322	—	30	138,352
Fixed income securities:
Non-U.S. government bonds	—	105,583	—	105,583
U.S. corporate bonds	—	21,992	—	21,992
Non-U.S. corporate bonds	—	191,526	—	191,526
Non-U.S. asset backed securities	—	1,141	—	1,141
Non-U.S. annuity insurance products	—	94,315	—	94,315
Other plan assets:
Cash and cash equivalents	46,407	—	—	46,407
Other investments	—	(3,894)	—	(3,894)
Total Non-U.S. Pension Plans assets	$227,669	$410,663	$258	$638,590

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$4,461	$—	$—	$4,461
Non-U.S. equities	1,101	—	—	1,101
Fixed income securities:
U.S. corporate bonds	—	2,769	—	2,769
Other plan assets:
Cash and cash equivalents	70	—	—	70
Total Other Postretirement Benefit Plans	$5,632	$2,769	$—	$8,401

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the years ended October 31, 2014 and October 25, 2013:

In thousands
	Equities	Fixed Income	Other
U.S. Pension Plans
Balance as of October 26, 2012	$—	$3,340	$—
Unrealized losses	—	(478)	—
Sales and settlements	—	(181)	—
Transfers out of Level 3	—	(2,681)	—
Balance as of October 25, 2013	$—	$—	$—
Unrealized losses	—	(49)	—
Sales and settlements	—	(108)	—
Purchases	—	2,548	—
Balance as of October 31, 2014	$—	$2,391	$—

Non-U.S. Pension Plans
Balance as of October 26, 2012	$—	$182,037	$162,314
Unrealized losses	(22)	(18,932)	(8,305)
Realized gains	—	28,133	21,704
Sales and settlements	—	(194,799)	(175,896)
Purchases	280	3,561	1,709
Transfers out of Level 3	—	—	(1,526)
Balance as of October 25, 2013	$258	$—	$—
Unrealized gains	69	—	—
Realized losses	(47)	—	—
Sales and settlements	(274)	—	—
Purchases	108	—	—
Balance as of October 31, 2014	$114	$—	$—

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

The following pension and other postretirement benefit payments (which include expected future service) are expected to be paid in each of the following years:

	Pension Plan Payments		Other Postretirement Benefit Plan Payments
In thousands	U.S.	Non-U.S.	Prior to Medicare Part D	After Medicare Part D	Impact of Medicare Part D
2015	$66,946	$28,350	$3,801	$3,702	$99
2016	65,910	29,912	3,609	3,518	91
2017	68,453	31,880	3,353	3,270	83
2018	70,749	33,522	3,211	3,136	75
2019	73,036	34,186	2,912	2,845	67
2020 - 2024	385,632	186,841	11,846	11,623	223

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

15.	Derivatives

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

For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by October 2015. Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statements of Income as gains of less than $0.1 million and $0.9 million for the years ended October 31, 2014 and October 25, 2013, respectively.

For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Consolidated Statements of Income under the heading Cost of sales. For the years ended October 31, 2014 and October 25, 2013, we recorded losses of $1.2 million and $0.8 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.

For derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Consolidated Statements of Income under the heading Cost of sales. For the years ended October 31, 2014 and October 25, 2013, we recorded gains of $4.7 million and less than $0.1 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.

The following table summarizes the effect of cash flow hedges on the Consolidated Financial Statements:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

In thousands	Effective Portion
	Amount of Gain Recognized in Other Comprehensive Income	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Year Ended October 31, 2014	$4,861	Cost of sales	$5,324
		Sales	(42)
Year Ended October 25, 2013	$5,504	Cost of sales	$6,151
		Sales	(364)

We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

16.	Operating Leases

We lease certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Amortization of assets reported as capital leases is included in depreciation expense. Generally, all rental payments are fixed. Our assets and obligations under capital lease arrangements are not significant.

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $48.0 million, $47.9 million, and $43.5 million for fiscal 2014, 2013 and 2012, respectively.

As of October 31, 2014, the future payments for all operating leases with remaining lease terms in excess of one year, excluding maintenance, taxes and insurance, were as follows:

In millions
2015	$33,443
2016	21,474
2017	15,517
2018	11,251
2019	8,236
Thereafter	10,887
Total	$100,808

17.	Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to the Company by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

In thousands, except per share amounts	October 31, 2014	October 25, 2013	October 26, 2012
Numerator:
Income from continuing operations available to common shareholders	$331,037	$533,938	$767,081
Loss from discontinued operations available to common shareholders	—	(225)	(5,060)
Net income available to common shareholders	$331,037	$533,713	$762,021
Denominator:
Weighted average shares outstanding	100,088	106,070	105,862
Dilutive effect of stock options, performance shares and restricted stock units	851	926	1,027
Weighted average shares outstanding assuming dilution	100,939	106,996	106,889
Basic earnings (loss) per share:
Income from continuing operations	$3.31	$5.03	$7.25
Loss from discontinued operations	—	—	(0.05)
Net income	$3.31	$5.03	$7.20
Diluted earnings (loss) per share:
Income from continuing operations	$3.28	$4.99	$7.18
Loss from discontinued operations	—	—	(0.05)
Net income	$3.28	$4.99	$7.13

Options to purchase a weighted average of 1.8 million, 1.4 million and 0.8 million shares were excluded from the calculations of diluted earnings per share for fiscal 2014, 2013 and 2012, respectively, as the effect would have been antidilutive.

18.	Fair Value Measurements

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of October 31, 2014 and October 25, 2013. As of October 31, 2014 and October 25, 2013 we did not have any Level 3 assets or liabilities.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Fair Value Measurements as of October 31, 2014
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$20,776	$20,776	$20,776	$—
Other Current Assets
Derivatives	$2,820	$2,820	$—	$2,820
Other Accrued Liabilities
Derivatives	$7,294	$7,294	$—	$7,294
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$379,108	$—	$379,108
6.0 % Senior Notes due 2016	$249,131	$272,025	$—	$272,025
5.125% Senior Notes due 2021	$496,806	$547,000	$—	$547,000
6.625% Senior Notes due 2036	$148,522	$181,095	$—	$181,095

Fair Value Measurements as of October 25, 2013
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$29,221	$29,221	$29,221	$—
Other Current Assets
Derivatives	$9,593	$9,593	$—	$9,593
Other Accrued Liabilities
Derivatives	$6,608	$6,608	$—	$6,608
Long-term Obligations Including Amounts due within One Year
Term Loan due 2016	$412,500	$432,952	$—	$432,952
6.0 % Senior Notes due 2016	$248,733	$280,425	$—	$280,425
5.125% Senior Notes due 2021	$496,438	$531,400	$—	$531,400
6.625% Senior Notes due 2036	$148,493	$165,600	$—	$165,600

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

Term Loan: The fair value of the Term Loan is estimated using discounted cash flows and market conditions.

Senior Notes: The fair market value of the senior notes is estimated based on market quotations of similar instruments at the respective period end.

19.	Contingent Liabilities
We establish reserves based on our assessment of contingencies related to legal claims asserted against us, as required by GAAP. Developments during the course of legal proceedings may affect our assessments and estimates of our contingencies, which in turn may require us to record or change the amount of a reserve, or make a payment that is different than the amount that we have reserved. In addition, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

believe that the outcome of such legal and other matters will not have a materially adverse effect on our future consolidated financial position, results of operations or liquidity.

We and our subsidiaries are involved in various unresolved legal matters that arise in the ordinary course of operations, the most prevalent of which relate to product liability (including approximately 3,250 asbestos and silica related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

As of October 31, 2014, we were contingently liable to banks, financial institutions and others for approximately $232.3 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other guarantees in the ordinary course of business. Of the $232.3 million, approximately $27.7 million relates to surety bonds and $12.6 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

In addition, we have received a subpoena from the SEC’s Division of Enforcement concerning our 2012 acquisition of IMM and related accounting matters. We are cooperating with the SEC regarding this investigation, which is ongoing. While it is not possible to predict the timing or outcome of the SEC inquiry, we currently believe that this matter will not have a material adverse effect on the Company's future consolidated results of operation, financial position or liquidity.

20.	Segment Information

We operate in two reportable segments: Underground and Surface. Crushing and conveying operating results related to surface applications are reported as part of the Surface segment, while total crushing and conveying operating results are included with the Underground segment. Eliminations consist of the surface applications of crushing and conveying included in both operating segments. The results of operations for both MTI and IMM have been included in the Underground segment from the respective acquisition dates forward.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

In thousands	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
Year Ended October 31, 2014
Net sales	$2,078,894	$1,843,104	$—	$(143,688)	$3,778,310
Operating income (loss)	$273,930	$334,826	$(48,085)	$(43,531)	$517,140
Interest income	—	—	9,760	—	9,760
Interest expense	—	—	(65,108)	—	(65,108)
Income (loss) from continuing operations before income taxes	$273,930	$334,826	$(103,433)	$(43,531)	$461,792
Depreciation and amortization	$74,781	$55,937	$2,875	$—	$133,593
Capital expenditures	$42,525	$43,846	$4,706	$—	$91,077
Total assets	$3,486,486	$1,929,807	$180,693	$—	$5,596,986

Year Ended October 25, 2013
Net sales	$2,691,039	$2,494,678	$—	$(173,020)	$5,012,697
Operating income (loss)	$367,233	$525,314	$(25,652)	$(45,234)	$821,661
Interest income	—	—	8,781	—	8,781
Interest expense	—	—	(66,285)	—	(66,285)
Income (loss) from continuing operations before income taxes	$367,233	$525,314	$(83,156)	$(45,234)	$764,157
Depreciation and amortization	$60,042	$50,512	$2,965	$—	$113,519
Capital expenditures	$73,286	$71,643	$8,489	$—	$153,418
Total assets	$3,676,120	$1,917,717	$195,745	$—	$5,789,582

Year Ended October 26, 2012
Net sales	$3,107,488	$2,737,488	$—	$(184,087)	$5,660,889
Operating income (loss)	$671,797	$592,687	$(51,079)	$(40,846)	$1,172,559
Interest Income	—	—	5,831	—	5,831
Interest expense	—	—	(73,259)	—	(73,259)
Income (loss) from continuing operations before income taxes	$671,797	$592,687	$(118,507)	$(40,846)	$1,105,131
Depreciation and amortization	$90,339	$59,887	$2,614	$—	$152,840
Capital expenditures	$129,928	$109,325	$2,274	$—	$241,527
Total assets	$3,881,583	$2,158,405	$102,515	$—	$6,142,503

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Geographical Information

In thousands	Net Sales to Unaffiliated Customers*	Long Lived Assets**
Year Ended October 31, 2014
Inside United States	$1,164,917	$474,113
Outside United States	2,613,393	578,445
	$3,778,310	$1,052,558
Year Ended October 25, 2013
Inside United States	$1,408,182	$493,379
Outside United States	3,604,515	594,795
	$5,012,697	$1,088,174
Year Ended October 26, 2012
Inside United States	$1,742,161	$411,734
Outside United States	3,918,728	508,252
	$5,660,889	$919,986

* The net sales geographic information is based on the location of the customer. Certain amounts from prior year have been reclassified to conform to the current year presentation. The only countries with greater than 10% of net sales to unaffiliated customers for any of the periods presented, other than the United States, are the following:

	October 31, 2014	October 25, 2013	October 26, 2012
Australia	$564,423	$886,716	$1,007,473
China	371,933	596,100	693,096

** The only countries with greater than 10% of long-lived assets for any of the periods presented, other than the United States, are the following:

	October 31, 2014	October 25, 2013	October 26, 2012
Australia	N/A	$116,563	N/A
China	281,408	318,706	288,884

Product Information

In thousands	October 31, 2014	October 25, 2013	October 26, 2012
Original equipment	$1,187,063	$2,254,400	$2,709,944
Service	2,591,247	2,758,297	2,950,945
Total revenues	$3,778,310	$5,012,697	$5,660,889

21.	Subsidiary Guarantors for 2016 Notes and and 2036 Notes

The following tables present condensed consolidated financial information of continuing operations as of October 31, 2014, October 25, 2013 and October 26, 2012 and for the years then ended for: (a) the Company; (b) on a combined basis, the guarantors of the 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

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

Condensed Consolidated Statement of Income Fiscal Year Ended October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,139,999	$2,555,914	$(917,603)	$3,778,310
Cost of sales	—	1,568,981	1,863,438	(765,261)	2,667,158
Product development, selling and administrative expenses	53,076	240,535	312,736	—	606,347
Other (income) and expense	(473)	12,270	(24,132)	—	(12,335)
Operating income (loss)	(52,603)	318,213	403,872	(152,342)	517,140
Intercompany items	64,185	(77,048)	(29,099)	41,962	—
Interest (expense) income, net	(63,639)	6,641	1,650	—	(55,348)
Income (loss) from operations before income taxes and equity in income of subsidiaries	(52,057)	247,806	376,423	(110,380)	461,792
Provision (benefit) for income taxes	(42,712)	147,278	26,189	—	130,755
Equity in income of subsidiaries	340,382	165,942	—	(506,324)	—
Income from continuing operations	$331,037	$266,470	$350,234	$(616,704)	$331,037

Comprehensive income	303,389	268,770	310,193	(578,963)	303,389

Condensed Consolidated Statement of Income Year Ended October 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,756,869	$3,691,072	$(1,435,244)	$5,012,697
Cost of sales	—	1,930,332	2,644,416	(1,185,264)	3,389,484
Product development, selling and administrative expenses	53,051	307,113	319,837	—	680,001
Intangible asset impairment charges	—	100,400	54,800	—	155,200
Other (income) and expense	(15,000)	34,267	(52,916)	—	(33,649)
Operating income (loss)	(38,051)	384,757	724,935	(249,980)	821,661
Intercompany items	114,784	(79,519)	(151,571)	116,306	—
Interest (expense) income, net	(64,665)	3,266	3,895	—	(57,504)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	12,068	308,504	577,259	(133,674)	764,157
Provision (benefit) for income taxes	(50,908)	207,825	73,302	—	230,219
Equity in income of subsidiaries	470,962	397,610	—	(868,572)	—
Income from continuing operations	$533,938	$498,289	$503,957	$(1,002,246)	$533,938

Comprehensive income	534,728	499,397	484,424	(983,821)	534,728

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidated Statement of Income Year Ended October 26, 2012

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,322,522	$3,805,096	$(1,466,729)	$5,660,889
Cost of sales	—	2,285,279	2,694,336	(1,195,813)	3,783,802
Product development, selling and administrative expenses	69,012	335,205	332,559	—	736,776
Other (income) and expense	—	26,896	(59,144)	—	(32,248)
Operating income (loss)	(69,012)	675,142	837,345	(270,916)	1,172,559
Intercompany items	66,366	(53,331)	(113,029)	99,994	—
Interest (expense) income, net	(52,244)	834	(16,018)	—	(67,428)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(54,890)	622,645	708,298	(170,922)	1,105,131
Provision (benefit) for income taxes	(65,450)	309,207	94,113	—	337,870
Equity in income of subsidiaries	756,701	388,709	—	(1,145,410)	—
Income from continuing operations	767,261	702,147	614,185	(1,316,332)	767,261
Income from continuing operations attributable to non-controlling interest	(180)	—	(180)	180	(180)
Income from continuing operations attributable to Joy Global Inc.	$767,081	$702,147	$614,005	$(1,316,152)	$767,081

Comprehensive income	$649,635	$695,349	$595,844	$(1,291,193)	$649,635
Comprehensive loss attributable to noncontrolling interest	(180)	—	(180)	180	(180)
Comprehensive income attributable to Joy Global Inc.	$649,455	$695,349	$595,664	$(1,291,013)	$649,455

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Balance Sheet As of October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	400,456	675,515	(16,262)	1,059,709
Inventories	—	470,194	753,922	(115,808)	1,108,308
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	896,599	1,710,996	(132,055)	2,618,359
Property, plant and equipment, net	23,660	346,761	525,642	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	159	—	70,022	—	70,181
Other non-current assets	4,191,771	2,102,499	2,644,843	(8,759,069)	180,044
Total other assets	4,191,930	2,784,823	3,868,503	(8,759,069)	2,086,187
Total assets	$4,358,409	$4,028,183	$6,105,141	$(8,894,747)	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	215,235	177,576	—	395,945
Employee compensation and benefits	11,639	58,374	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,870	486,118	612,258	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,448	7,529	4,402	—	144,379
Other non-current liabilities	(12,108)	7,780	151,800	—	147,472
Total other liabilities	139,083	16,175	156,202	—	311,460
Shareholders’ equity	2,840,997	3,525,890	5,336,599	(8,862,489)	2,840,997
Total liabilities and shareholders’ equity	$4,358,409	$4,028,183	$6,105,141	$(8,894,747)	$5,596,986

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Balance Sheet As of October 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$122,901	$20,361	$262,447	$—	$405,709
Accounts receivable, net	—	410,928	679,183	(6,448)	1,083,663
Inventories	—	456,345	813,182	(129,783)	1,139,744
Other current assets	68,792	16,957	107,564	15	193,328
Total current assets	191,693	904,591	1,862,376	(136,216)	2,822,444
Property, plant and equipment, net	18,081	375,026	519,535	—	912,642
Other assets:	1,256,164	763	—	—
Other intangible assets, net	—	247,200	84,612	—	331,812
Goodwill	—	454,199	1,026,320	—	1,480,519
Deferred income taxes	(49,393)	—	90,925	—	41,532
Other non-current assets	4,168,916	2,065,239	3,968,205	(10,001,727)	200,633
Total other assets	4,119,523	2,766,638	5,170,062	(10,001,727)	2,054,496
Total assets	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$50,000	$449	$8,220	$—	$58,669
Trade accounts payable	2,565	165,691	219,863	—	388,119
Employee compensation and benefits	10,080	52,260	68,215	—	130,555
Advance payments and progress billings	—	144,853	269,628	(14,713)	399,768
Accrued warranties	—	30,111	55,621	—	85,732
Other accrued liabilities	24,545	54,285	211,074	(3,841)	286,063
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	87,190	459,333	832,621	(18,554)	1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,881	842	—	—	20,723
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other non-current liabilities	(29,193)	7,851	164,510	—	143,168
Total other liabilities	127,574	14,378	171,744	—	313,696
Shareholders’ equity	2,858,369	3,571,781	6,547,608	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,046,255	$7,551,973	$(10,137,943)	$5,789,582

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Statement of Cash Flows Year Ended October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$306,292	$3,418	$53,731	$363,441
Net cash used by operating activities of discontinued operations	—	(102)	—	(102)
Net cash provided by operating activities	306,292	3,316	53,731	363,339
Investing Activities:
Acquisition of Mining Technologies International Inc.	—	—	(44,426)	(44,426)
Property, plant and equipment acquired	(4,706)	(23,130)	(63,241)	(91,077)
Proceeds from sale of property, plant and equipment	—	6,512	3,451	9,963
Other investing activities, net	16	(1,052)	1,089	53
Net cash used by investing activities	(4,690)	(17,670)	(103,127)	(125,487)
Financing Activities:
Common stock issued	13,346	—	—	13,346
Excess tax benefit from share-based compensation awards	1,632	—	—	1,632
Dividends paid	(74,945)	—	—	(74,945)
Repayments of term loan	(37,500)	—	—	(37,500)
Changes in short and long-term obligations, net	—	10,422	(8,090)	2,332
Treasury stock purchased	(269,336)	—	—	(269,336)
Financing fees	(2,826)	—	—	(2,826)
Net cash (used) provided by financing activities	(369,629)	10,422	(8,090)	(367,297)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,073)	(6,073)
Decrease in cash and cash equivalents	(68,027)	(3,932)	(63,559)	(135,518)
Cash and cash equivalents at beginning of period	122,901	20,361	262,447	405,709
Cash and cash equivalents at end of period	$54,874	$16,429	$198,888	$270,191

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Statement of Cash Flows Year Ended October 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$457,171	$58,565	$122,802	$638,538
Net cash used by operating activities of discontinued operations	—	(1,688)	—	(1,688)
Net cash provided by operating activities	457,171	56,877	122,802	636,850
Investing Activities:
Property, plant and equipment acquired	(8,489)	(43,830)	(101,099)	(153,418)
Proceeds from sale of property, plant and equipment	—	1,111	2,444	3,555
Other investing activities, net	(112)	—	—	(112)
Net cash used by investing activities	(8,601)	(42,719)	(98,655)	(149,975)
Financing Activities:
Common stock issued	7,575	—	—	7,575
Excess tax benefit from share-based compensation awards	1,728	—	—	1,728
Dividends paid	(74,325)	—	—	(74,325)
Repayments of term loan	(50,000)	—	—	(50,000)
Changes in short and long-term obligations, net	—	(425)	(6,949)	(7,374)
Treasury stock purchased	(214,106)	—	—	(214,106)
Net cash used by financing activities	(329,128)	(425)	(6,949)	(336,502)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,537)	(8,537)
(Decrease) increase in cash and cash equivalents	119,442	13,733	8,661	141,836
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$122,901	$20,361	$262,447	$405,709

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Statement of Cash Flows Year Ended October 26, 2012

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$145,654	$177,098	$141,163	$463,915
Net cash provided by operating activities of discontinued operations	—	(21,054)	—	(21,054)
Net cash provided (used) by operating activities	145,654	156,044	141,163	442,861
Investing Activities:
Acquisition of IMM, net of cash acquired	(1,028,829)	—	72,912	(955,917)
Property, plant and equipment acquired	(2,274)	(113,735)	(125,518)	(241,527)
Proceeds from sale of property, plant and equipment	—	3,913	4,004	7,917
Working capital adjustment from sale of LeTourneau Technologies Drilling Systems, Inc.	—	(56,270)	—	(56,270)
Withdrawals of cash held in escrow	866,000	—	—	866,000
Other investing activities, net	(156)	928	696	1,468
Net cash (used) provided by investing activities	(165,259)	(165,164)	(47,906)	(378,329)
Financing Activities:
Common stock issued	12,148	—	—	12,148
Excess tax benefit from share-based compensation awards	21,250	—	—	21,250
Dividends paid	(73,961)	—	—	(73,961)
Borrowings under term loans	250,000	—	—	250,000
Repayments of term loans	(281,250)	—	—	(281,250)
Changes in short and long-term obligations, net	—	(404)	(4,088)	(4,492)
Financing	(5,304)	—	—	(5,304)
Net cash provided by financing activities	(77,117)	(404)	(4,088)	(81,609)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7,371)	(7,371)
(Decrease) increase in cash and cash equivalents	(96,722)	(9,524)	81,798	(24,448)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$3,459	$6,628	$253,786	$263,873

22.	Subsidiary Guarantors for Credit Agreement, Term Loan and 2012 Notes

The following tables present condensed consolidated financial information of continuing operations as of October 31, 2014, October 25, 2013 and October 26, 2012 and for the years then ended for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries ("Supplemental Non-Guarantor Subsidiaries”).

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidated Statement of Income Fiscal Year Ended October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,127,333	$2,568,580	$(917,603)	$3,778,310
Cost of sales	—	1,558,666	1,873,753	(765,261)	2,667,158
Product development, selling and administrative expenses	53,076	239,669	313,602	—	606,347
Other (income) and expense	(473)	12,667	(24,529)	—	(12,335)
Operating income (loss)	(52,603)	316,331	405,754	(152,342)	517,140
Intercompany items	64,185	(77,048)	(29,099)	41,962	—
Interest (expense) income, net	(63,639)	6,750	1,541	—	(55,348)
Income (loss) from operations before income taxes and equity in income of subsidiaries	(52,057)	246,033	378,196	(110,380)	461,792
Provision (benefit) for income taxes	(42,712)	148,167	25,300	—	130,755
Equity in income of subsidiaries	340,382	165,942	—	(506,324)	—
Income from continuing operations	$331,037	$263,808	$352,896	$(616,704)	$331,037

Comprehensive income	303,389	266,108	312,855	(578,963)	303,389

Condensed Consolidated Statement of Income Fiscal Year Ended October 25, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,745,565	$3,702,376	$(1,435,244)	$5,012,697
Cost of sales	—	1,915,612	2,659,136	(1,185,264)	3,389,484
Product development, selling and administrative expenses	53,051	306,249	320,701	—	680,001
Intangible asset impairment charges	—	100,400	54,800	—	155,200
Other (income) and expense	(15,000)	34,101	(52,750)	—	(33,649)
Operating income (loss)	(38,051)	389,203	720,489	(249,980)	821,661
Intercompany items	114,784	(79,519)	(151,571)	116,306	—
Interest (expense) income, net	(64,665)	3,225	3,936	—	(57,504)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	12,068	312,909	572,854	(133,674)	764,157
Provision (benefit) for income taxes	(50,908)	207,181	73,946	—	230,219
Equity in income of subsidiaries	470,962	397,610	—	(868,572)	—
Income from continuing operations	$533,938	$503,338	$498,908	$(1,002,246)	$533,938

Comprehensive income	534,728	504,446	479,375	(983,821)	534,728

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidated Statement of Income Fiscal Year Ended October 26, 2012

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,275,658	$3,851,960	$(1,466,729)	$5,660,889
Cost of sales	—	2,249,895	2,729,720	(1,195,813)	3,783,802
Product development, selling and administrative expenses	69,012	328,486	339,278	—	736,776
Other (income) and expense	—	26,730	(58,978)	—	(32,248)
Operating income (loss)	(69,012)	670,547	841,940	(270,916)	1,172,559
Intercompany items	66,366	(53,331)	(113,029)	99,994	—
Interest (expense) income, net	(52,244)	892	(16,076)	—	(67,428)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(54,890)	618,108	712,835	(170,922)	1,105,131
Provision (benefit) for income taxes	(65,450)	309,207	94,113	—	337,870
Equity in income of subsidiaries	756,701	393,246	—	(1,149,947)	—
Income from continuing operations	767,261	702,147	618,722	(1,320,869)	767,261
Income from continuing operations attributable to non-controlling interest	(180)	—	(180)	180	(180)
Income from continuing operations attributable to Joy Global Inc.	$767,081	$702,147	$618,542	$(1,320,689)	$767,081

Comprehensive income	$649,635	$695,349	$600,381	$(1,295,730)	$649,635
Comprehensive loss attributable to noncontrolling interest	(180)	—	(180)	180	(180)
Comprehensive income attributable to Joy Global Inc.	$649,455	$695,349	$600,201	$(1,295,550)	$649,455

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Balance Sheet As of October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	391,672	684,299	(16,262)	1,059,709
Inventories	—	470,194	753,922	(115,808)	1,108,308
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	887,815	1,719,780	(132,055)	2,618,359
Property, plant and equipment, net	23,660	345,117	527,286	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	159	—	70,022	—	70,181
Other non-current assets	4,191,771	2,106,760	2,640,582	(8,759,069)	180,044
Total other assets	4,191,930	2,789,084	3,864,242	(8,759,069)	2,086,187
Total assets	$4,358,409	$4,022,016	$6,111,308	$(8,894,747)	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	214,603	178,208	—	395,945
Employee compensation and benefits	11,639	58,374	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,870	485,486	612,890	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,448	7,529	4,402	—	144,379
Other non-current liabilities	(12,108)	7,780	151,800	—	147,472
Total other liabilities	139,083	16,175	156,202	—	311,460
Shareholders’ equity	2,840,997	3,520,355	5,342,134	(8,862,489)	2,840,997
Total liabilities and shareholders’ equity	$4,358,409	$4,022,016	$6,111,308	$(8,894,747)	$5,596,986

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Balance Sheet As of October 25, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$122,901	$20,361	$262,447	$—	$405,709
Accounts receivable, net	—	402,321	687,790	(6,448)	1,083,663
Inventories	—	456,345	813,182	(129,783)	1,139,744
Other current assets	68,792	16,957	107,564	15	193,328
Total current assets	191,693	895,984	1,870,983	(136,216)	2,822,444
Property, plant and equipment, net	18,081	373,235	521,326	—	912,642
Other assets:
Other intangible assets, net	—	247,200	84,612	—	331,812
Goodwill	—	454,199	1,026,320	—	1,480,519
Deferred income taxes	(49,393)	—	90,925	—	41,532
Other non-current assets	4,168,916	2,070,239	3,963,205	(10,001,727)	200,633
Total other assets	4,119,523	2,771,638	5,165,062	(10,001,727)	2,054,496
Total assets	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$50,000	$449	$8,220	$—	$58,669
Trade accounts payable	2,565	165,045	220,509	—	388,119
Employee compensation and benefits	10,080	52,260	68,215	—	130,555
Advance payments and progress billings	—	144,853	269,628	(14,713)	399,768
Accrued warranties	—	30,111	55,621	—	85,732
Other accrued liabilities	24,545	54,285	211,074	(3,841)	286,063
Current liabilities of discontinued operations	—	11,684	—	—	11,684
Total current liabilities	87,190	458,687	833,267	(18,554)	1,360,590
Long-term obligations	1,256,164	763	—	—	1,256,927
Other liabilities:
Liabilities for postretirement benefits	19,881	842	—	—	20,723
Accrued pension costs	136,886	5,685	7,234	—	149,805
Other non-current liabilities	(29,193)	7,851	164,510	—	143,168
Total other liabilities	127,574	14,378	171,744	—	313,696
Shareholders’ equity	2,858,369	3,567,029	6,552,360	(10,119,389)	2,858,369
Total liabilities and shareholders’ equity	$4,329,297	$4,040,857	$7,557,371	$(10,137,943)	$5,789,582

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Statement of Cash Flows Year Ended October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$306,292	$3,418	$53,731	$363,441
Net cash used by operating activities of discontinued operations	—	(102)	—	(102)
Net cash provided by operating activities	306,292	3,316	53,731	363,339
Investing Activities:
Acquisition of Mining Technologies International Inc.	—	—	(44,426)	(44,426)
Property, plant and equipment acquired	(4,706)	(23,130)	(63,241)	(91,077)
Proceeds from sale of property, plant and equipment	—	6,512	3,451	9,963
Other investing activities, net	16	(1,052)	1,089	53
Net cash used by investing activities	(4,690)	(17,670)	(103,127)	(125,487)
Financing Activities:
Common stock issued	13,346	—	—	13,346
Excess tax benefit from share-based compensation awards	1,632	—	—	1,632
Dividends paid	(74,945)	—	—	(74,945)
Repayments of term loan	(37,500)	—	—	(37,500)
Changes in short and long-term obligations, net	—	10,422	(8,090)	2,332
Treasury stock purchased	(269,336)	—	—	(269,336)
Financing fees	(2,826)	—	—	(2,826)
Net cash (used) provided by financing activities	(369,629)	10,422	(8,090)	(367,297)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,073)	(6,073)
Decrease in cash and cash equivalents	(68,027)	(3,932)	(63,559)	(135,518)
Cash and cash equivalents at beginning of period	122,901	20,361	262,447	405,709
Cash and cash equivalents at end of period	$54,874	$16,429	$198,888	$270,191

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Statement of Cash Flows Year Ended October 25, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$457,171	$59,845	$121,522	$638,538
Net cash used by operating activities of discontinued operations	—	(1,688)	—	(1,688)
Net cash provided by operating activities	457,171	58,157	121,522	636,850
Investing Activities:
Property, plant and equipment acquired	(8,489)	(43,789)	(101,140)	(153,418)
Proceeds from sale of property, plant and equipment	—	1,111	2,444	3,555
Other investing activities, net	(112)	—	—	(112)
Net cash used by investing activities	(8,601)	(42,678)	(98,696)	(149,975)
Financing Activities:
Common stock issued	7,575	—	—	7,575
Excess tax benefit from share-based compensation awards	1,728	—	—	1,728
Dividends paid	(74,325)	—	—	(74,325)
Repayments of term loan	(50,000)	—	—	(50,000)
Changes in short and long-term obligations, net	—	(425)	(6,949)	(7,374)
Treasury stock purchased	(214,106)	—	—	(214,106)
Net cash used by financing activities	(329,128)	(425)	(6,949)	(336,502)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,537)	(8,537)
(Decrease) increase in cash and cash equivalents	119,442	15,054	7,340	141,836
Cash and cash equivalents at beginning of period	3,459	5,307	255,107	263,873
Cash and cash equivalents at end of period	$122,901	$20,361	$262,447	$405,709

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2014

Condensed Consolidating Statement of Cash Flows Year Ended October 26, 2012

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$145,654	$178,700	$139,561	$463,915
Net cash provided by operating activities of discontinued operations	—	(21,054)	—	(21,054)
Net cash provided (used) by operating activities	145,654	157,646	139,561	442,861
Investing Activities:
Acquisition of IMM, net of cash acquired	(1,028,829)	—	72,912	(955,917)
Property, plant and equipment acquired	(2,274)	(113,650)	(125,603)	(241,527)
Proceeds from sale of property, plant and equipment	—	905	7,012	7,917
Working capital adjustment from sale of LeTourneau Technologies Drilling Systems, Inc.	—	(56,270)	—	(56,270)
Withdrawals of cash held in escrow	866,000	—	—	866,000
Other investing activities, net	(156)	928	696	1,468
Net cash (used) provided by investing activities	(165,259)	(168,087)	(44,983)	(378,329)
Financing Activities:
Common stock issued	12,148	—	—	12,148
Excess tax benefit from share-based compensation awards	21,250	—	—	21,250
Dividends paid	(73,961)	—	—	(73,961)
Borrowings under term loans	250,000	—	—	250,000
Repayments of term loans	(281,250)	—	—	(281,250)
Changes in short and long-term obligations, net	—	(404)	(4,088)	(4,492)
Financing	(5,304)	—	—	(5,304)
Net cash provided by financing activities	(77,117)	(404)	(4,088)	(81,609)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7,371)	(7,371)
(Decrease) increase in cash and cash equivalents	(96,722)	(10,845)	83,119	(24,448)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$3,459	$5,307	$255,107	$263,873

23.	Subsequent Event

On November 18, 2014, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on December 18, 2014 to all shareholders of record at the close of business on December 4, 2014.

JOY GLOBAL INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Year	Additions Charged to Expense	Deductions (1)	Currency Translation Effects	Acquisitions	Balance at End of Year
Allowance Deducted from Accounts Receivable and Other Assets in Consolidated Balance Sheets:
Fiscal 2014	$90,517	$4,428	$(4,206)	$2,105	$133	$92,977
Fiscal 2013	$119,141	$2,658	$(7,278)	$996	$(25,000)	$90,517
Fiscal 2012	$9,549	$9,542	$(5,493)	$(23)	$105,566	$119,141

(1)	Represents write-off of bad debts, net of recoveries.

In thousands	Balance at Beginning of Year	Additions Charged to Expense	Reclass to Long Term Deferred Tax Assets	Balance at End of Year
Allowance Deducted from Deferred Tax Assets in Consolidated Balance Sheets:
Fiscal 2014	$130,565	$9,115	$(781)	$138,899
Fiscal 2013	$122,635	$10,716	$(2,786)	$130,565
Fiscal 2012	$123,052	$(2,739)	$2,322	$122,635

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on December 19, 2014.

JOY GLOBAL INC.
(Registrant)

/s/ Edward L. Doheny II

Edward L. Doheny II
President and Chief Executive Officer
Each person whose signature appears below hereby appoints Edward L. Doheny II, James M. Sullivan, and Sean D. Major, and each of them severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 19, 2014.

Signature	Title

/s/ Edward L. Doheny II	President and Chief Executive Officer and Director
Edward L. Doheny II	(Principal Executive Officer)

/s/ James M. Sullivan	Executive Vice President and Chief Financial Officer
James M. Sullivan	(Principal Financial Officer)

/s/ Matthew S. Kulasa	Vice President, Controller and Chief Accounting Officer
Matthew S. Kulasa	(Principal Accounting Officer)

/s/ John Nils Hanson	Chairman of the Board of Directors
John Nils Hanson

/s/ Steven L. Gerard	Director
Steven L. Gerard

/s/ John T. Gremp	Director
John T. Gremp

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Richard B. Loynd	Director
Richard B. Loynd

/s/ P. Eric Siegert	Director
P. Eric Siegert

/s/ James H. Tate	Director
James H. Tate

/s/ Mark J. Gliebe	Director
Mark J. Gliebe
December 19, 2014