Form 10-Q
period 2015-01-30
JOY GLOBAL INC
filed 2015-03-06
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 30, 2015
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	February 27, 2015
Common Stock, $1 par value	97,374,611

JOY GLOBAL INC.
FORM 10-Q INDEX
January 30, 2015

Forward-Looking Statements
This document contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives, pending acquisitions, expected operating results and other non-historical information, and the assumptions on which those statements are based. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are identified by forward-looking terms such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "indicate," "intend," "may be," "objective," "plan," "potential," "predict," "should," "will be," and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, risks associated with acquisitions and the other risks discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended October 31, 2014 and in other filings that we make with the U.S. Securities and Exchange Commission (the "SEC"). Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Quarter Ended
	January 30, 2015	January 31, 2014
Net sales	$703,873	$839,312
Cost of sales	520,746	604,178
Product development, selling and administrative expenses	137,634	153,029
Other income	(3,213)	(3,140)
Operating income	48,706	85,245
Interest income	2,940	2,583
Interest expense	(15,897)	(16,403)
Income before income taxes	35,749	71,425
Provision for income taxes	12,155	22,564
Net income	$23,594	$48,861

Basic earnings per share	$0.24	$0.48
Diluted earnings per share	$0.24	$0.48
Dividends per share	$0.20	$0.175
Weighted average shares outstanding:
Basic	97,547	101,796
Diluted	98,138	102,667
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Quarter Ended
	January 30, 2015	January 31, 2014
Net income	$23,594	$48,861
Other comprehensive income (loss):
Change in unrecognized pension and other postretirement obligations, net of taxes of $1,905 and $1,624	4,232	3,804
Derivative instrument fair market value adjustment, net of taxes of $1,520 and $1,023	3,688	2,510
Foreign currency translation adjustment on long-term intercompany foreign loans	(10,893)	597
Other foreign currency translation adjustment	(109,377)	(53,369)
Total other comprehensive loss, net of taxes	(112,350)	(46,458)
Comprehensive (loss) income	$(88,756)	$2,403

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	January 30, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$152,326	$270,191
Accounts receivable, net	888,675	1,059,709
Inventories	1,176,048	1,108,308
Other current assets	174,909	180,151
Total current assets	2,391,958	2,618,359
Property, plant and equipment, net	864,719	892,440
Other assets:
Other intangible assets, net	311,029	319,269
Goodwill	1,493,301	1,516,693
Deferred income taxes	64,819	70,181
Other non-current assets	169,281	180,044
Total other assets	2,038,430	2,086,187
Total assets	$5,295,107	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$16,672	$11,739
Trade accounts payable	322,887	395,945
Employee compensation and benefits	85,000	136,911
Advance payments and progress billings	312,401	285,939
Accrued warranties	58,528	67,272
Other accrued liabilities	227,734	265,600
Current liabilities of discontinued operations	11,582	11,582
Total current liabilities	1,034,804	1,174,988
Long-term obligations	1,264,988	1,269,541
Other liabilities:
Liabilities for postretirement benefits	19,290	19,609
Accrued pension costs	137,252	144,379
Other non-current liabilities	152,401	147,472
Total other liabilities	308,943	311,460
Shareholders’ equity	2,686,372	2,840,997
Total liabilities and shareholders’ equity	$5,295,107	$5,596,986
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter Ended
	January 30, 2015	January 31, 2014
Operating Activities:
Net income	$23,594	$48,861
Adjustments to continuing operations:
Depreciation and amortization	33,679	32,766
Changes in deferred income taxes	11,657	(7,586)
Contributions to defined benefit employee pension plans	(10,220)	(2,973)
Defined benefit employee pension plan expense	154	2,618
Share-based compensation expense	7,554	6,032
Changes in long-term receivables	2,350	9,388
Other adjustments to continuing operations, net	346	1,009
Changes in working capital items attributed to continuing operations:
Accounts receivable, net	138,034	116,079
Inventories	(110,367)	(29,446)
Other current assets	(16,370)	(16,904)
Trade accounts payable	(65,315)	(96,117)
Employee compensation and benefits	(48,215)	(32,158)
Advance payments and progress billings	42,497	90,453
Accrued warranties	(6,593)	(7,573)
Other accrued liabilities	(21,140)	(49,610)
Net cash (used) provided by operating activities of continuing operations	(18,355)	64,839
Net cash provided by operating activities of discontinued operations	—	67
Net cash (used) provided by operating activities	(18,355)	64,906
Investing Activities:
Property, plant and equipment acquired	(22,258)	(26,655)
Proceeds from sale of property, plant and equipment	756	2,081
Other investing activities, net	141	(21)
Net cash used by investing activities	(21,361)	(24,595)
Financing Activities:
Common stock issued	273	1,985
Dividends paid	(19,489)	(17,850)
Repayments of term loan	—	(12,500)
Treasury stock purchased	(50,000)	(122,036)
Other financing activities, net	440	(1,543)
Net cash used by financing activities	(68,776)	(151,944)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9,373)	(3,177)
Decrease in Cash and Cash Equivalents	(117,865)	(114,810)
Cash and Cash Equivalents at Beginning of Period	270,191	405,709
Cash and Cash Equivalents at End of Period	$152,326	$290,899

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Joy Global Inc. (the "Company") is a leading manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery ("Underground") and Surface Mining Equipment ("Surface"). We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, South Africa and the United Kingdom.

2.	Basis of Presentation
The Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited and are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to SEC rules and regulations. In our opinion, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. All such adjustments made are of a normal recurring nature. The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.
These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions
Acquisition of Mining Technologies International Inc.
On May 30, 2014, we closed on the purchase of certain assets of Mining Technologies International Inc. ("MTI") for $44.4 million dollars. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We have acquired substantially all of the assets associated with MTI’s hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included in the accompanying financial statements as part of the Underground segment from the acquisition date forward.
In connection with the acquisition, we have recorded goodwill of approximately $0.3 million and intangible assets of approximately $9.9 million. The intangible assets are primarily comprised of customer relationships and designs and drawings, which are being amortized over their respective estimated useful lives.

4.	Inventories
Consolidated inventories consist of the following:

In thousands	January 30, 2015	October 31, 2014
Finished goods	$881,321	$835,227
Work in process	216,305	203,805
Raw materials	78,422	69,276
Total inventories	$1,176,048	$1,108,308
Finished goods include finished components and parts in addition to any finished equipment.

5.	Warranties

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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended
In thousands	January 30, 2015	January 31, 2014
Balance, beginning of period	$67,272	$85,732
Accrual for warranty expensed during the period	6,180	7,366
Settlements made during the period	(11,375)	(14,941)
Effect of foreign currency translation	(3,549)	(353)
Balance, end of period	$58,528	$77,804

6.	Borrowings and Credit Facilities
On July 29, 2014, we entered into a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019 (as amended, the "Credit Agreement"). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012 (the "Prior Credit Agreement"), that was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when we are not in compliance with the financial covenants in the agreement. As of January 30, 2015, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of January 30, 2015, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended January 30, 2015 and January 31, 2014 is $0.2 million and less than $0.1 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $175.3 million. As of January 30, 2015, there was $824.7 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million (as amended, the "Term Loan"). The Term Loan replaced our prior term loan, dated as of June 16, 2011 (the "Prior Term Loan"). The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of January 30, 2015, we were in compliance with all financial covenants of the Term Loan.
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
Direct borrowings and capital lease obligations consist of the following:

In thousands	January 30, 2015	October 31, 2014
Domestic:
Term Loan due 2019	375,000	375,000
6.0% Senior Notes due 2016	249,235	249,131
5.125% Senior Notes due 2021	496,902	496,806
6.625% Senior Notes due 2036	148,530	148,522
Other borrowings	11,896	11,634
Foreign:
Capital leases	97	187
Total obligations	1,281,660	1,281,280
Less: Amounts due within one year	(16,672)	(11,739)
Long-term obligations	$1,264,988	$1,269,541

7.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income and its components are presented in the Condensed Consolidated Statements of Comprehensive Income. Changes in accumulated other comprehensive income (loss), net of taxes, consist of the following:

	Quarter ended January 30, 2015				Quarter ended January 31, 2014
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(529,316)	$4,736	$(10,702)	$(535,282)	$(540,122)	$5,028	$27,460	$(507,634)
Other comprehensive income (loss) before reclassifications, net of taxes	—	2,620	(120,270)	(117,650)	—	4,730	(52,772)	(48,042)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	4,232	1,068	—	5,300	3,804	(2,220)	—	1,584
Total other comprehensive income (loss), net of taxes	4,232	3,688	(120,270)	(112,350)	3,804	2,510	(52,772)	(46,458)
Ending balance	$(525,084)	$8,424	$(130,972)	$(647,632)	$(536,318)	$7,538	$(25,312)	$(554,092)

Details of the reclassifications from accumulated other comprehensive income (loss) are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
	Quarter Ended		Affected Line Items in the Statements of Income
	January 30, 2015	January 31, 2014
Change in unrecognized pension and other postretirement obligations:
Amortization of prior service cost	$51	$166	Cost of sales/Product development, selling and administrative expense*
Amortization of net actuarial gain	6,086	5,262	Cost of sales/Product development, selling and administrative expense*
Deferred tax	(1,905)	(1,624)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	$4,232	$3,804

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$1,509	$(3,126)	Net sales/Cost of sales**
Deferred tax	(441)	906	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	$1,068	$(2,220)

Total reclassifications for the period	$5,300	$1,584

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
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended January 30, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million. During the quarter ended January 31, 2014, we purchased 2,258,898 shares of common stock for approximately $122.0 million. Since its inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.

9.	Share-Based Compensation
Total share-based compensation expense recognized for the quarters ended January 30, 2015 and January 31, 2014 is $7.6 million and $6.0 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net income.
The corresponding deferred tax asset recognized related to the share-based compensation is $1.9 million and $1.6 million for the quarters ended January 30, 2015 and January 31, 2014, respectively.

10.	Retiree Benefits
The components of the net periodic benefit cost associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	January 30, 2015	January 31, 2014	January 30, 2015	January 31, 2014
Service cost	$977	$2,721	$253	$260
Interest cost	19,657	20,661	300	322
Expected return on assets	(26,786)	(26,385)	(160)	(147)
Amortization of:
Prior service cost	18	133	33	33
Actuarial loss (gain)	6,288	5,488	(202)	(226)
Net periodic benefit cost	$154	$2,618	$224	$242

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions, including changes in the discount rate and expected return on assets. For the quarter ended January 30, 2015, we contributed $10.2 million to our defined benefit employee pension plans, and we expect contributions to be approximately $15.0 million for the full fiscal year.

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
For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by October 2015. There was no ineffectiveness related to these derivative contracts for the quarter ended January 30, 2015, and there was a gain of less than $0.1 million recorded in the Condensed Consolidated Statements of Income related to the ineffectiveness of these derivative contracts for the quarter ended January 31, 2014.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended January 30, 2015 and January 31, 2014, we recorded losses of $0.8 million and $0.3 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into in order to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended January 30, 2015 and January 31, 2014, we recorded gains of $6.8 million and $3.0 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of Gain Recognized in Other Comprehensive Income	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended January 30, 2015	$3,699	Cost of sales	$(1,509)
		Sales	—
Quarter ended January 31, 2014	$6,659	Cost of sales	$3,076
		Sales	50
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The terms of the forward contract determine the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
In thousands, except per share amounts	January 30, 2015	January 31, 2014
Numerator:
Net income	$23,594	$48,861
Denominator:
Weighted average shares outstanding	97,547	101,796
Dilutive effect of stock options, performance shares and restricted stock units	591	871
Weighted average shares outstanding assuming dilution	98,138	102,667

Basic earnings per share	$0.24	$0.48
Diluted earnings per share	$0.24	$0.48
Options to purchase a weighted average of 2.3 million and 1.5 million shares were excluded from the calculations of diluted earnings per share for the quarters ended January 30, 2015 and January 31, 2014, respectively, as the effect would have been antidilutive.

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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of January 30, 2015 and October 31, 2014. As of January 30, 2015 and October 31, 2014, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of January 30, 2015
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$30,107	$30,107	$30,107	$—
Other Current Assets
Derivatives	$9,284	$9,284	$—	$9,284
Other Accrued Liabilities
Derivatives	$13,757	$13,757	$—	$13,757
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$377,803	$—	$377,803
6.0% Senior Notes due 2016	$249,235	$269,800	$—	$269,800
5.125% Senior Notes due 2021	$496,902	$560,700	$—	$560,700
6.625% Senior Notes due 2036	$148,530	$195,900	$—	$195,900

Fair Value Measurements as of October 31, 2014
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$20,776	$20,776	$20,776	$—
Other Current Assets
Derivatives	$2,820	$2,820	$—	$2,820
Other Accrued Liabilities
Derivatives	$7,294	$7,294	$—	$7,294
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$379,108	$—	$379,108
6.0% Senior Notes due 2016	$249,131	$272,025	$—	$272,025
5.125% Senior Notes due 2021	$496,806	$547,000	$—	$547,000
6.625% Senior Notes due 2036	$148,522	$181,095	$—	$181,095
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
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 3,300 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.
As of January 30, 2015, we were contingently liable to banks, financial institutions and others for approximately $211.4 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other third party provided guarantees in the ordinary course of business. Of the $211.4 million, approximately $27.7 million relates to surety bonds and $8.5 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
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

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended January 30, 2015
Net sales	$384,663	$347,036	$—	$(27,826)	$703,873
Operating income (loss)	$38,197	$29,060	$(12,095)	$(6,456)	$48,706
Interest income	—	—	2,940	—	2,940
Interest expense	—	—	(15,897)	—	(15,897)
Income (loss) before income taxes	$38,197	$29,060	$(25,052)	$(6,456)	$35,749
Depreciation and amortization	$19,188	$13,789	$702	$—	$33,679
Capital expenditures	$9,061	$13,104	$93	$—	$22,258

Quarter ended January 31, 2014
Net sales	$477,463	$400,696	$—	$(38,847)	$839,312
Operating income (loss)	$62,606	$46,152	$(14,222)	$(9,291)	$85,245
Interest income	—	—	2,583	—	2,583
Interest expense	—	—	(16,403)	—	(16,403)
Income (loss) before income taxes	$62,606	$46,152	$(28,042)	$(9,291)	$71,425
Depreciation and amortization	$18,734	$13,292	$740	$—	$32,766
Capital expenditures	$9,856	$13,255	$3,544	$—	$26,655

16.	Recent Accounting Pronouncements
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

17.	Subsidiary Guarantors for 2016 Notes and 2036 Notes
The following tables present condensed consolidated financial information as of January 30, 2015 and October 31, 2014 and for the quarters ended January 30, 2015 and January 31, 2014 for: (a) the Company; (b) on a combined basis, the guarantors of the 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the "Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the "Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Income Quarter ended January 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$441,075	$473,089	$(210,291)	$703,873
Cost of sales	—	321,204	362,940	(163,398)	520,746
Product development, selling and administrative expenses	9,848	55,491	72,295	—	137,634
Other (income) expense	—	4,637	(7,850)	—	(3,213)
Operating income (loss)	(9,848)	59,743	45,704	(46,893)	48,706
Intercompany items	16,770	(23,708)	(6,040)	12,978	—
Interest (expense) income, net	(15,598)	1,634	1,007	—	(12,957)
Income (loss) before income taxes and equity in income of subsidiaries	(8,676)	37,669	40,671	(33,915)	35,749
Provision (benefit) for income taxes	17,492	2,996	(8,333)	—	12,155
Equity in income of subsidiaries	23,594	43,472	—	(67,066)	—
Net income (loss)	$(2,574)	$78,145	$49,004	$(100,981)	$23,594

Comprehensive (loss) income	$(114,924)	$79,554	$(77,904)	$24,518	$(88,756)

Condensed Consolidating Statement of Income Quarter ended January 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$480,672	$602,765	$(244,125)	$839,312
Cost of sales	—	363,067	445,839	(204,728)	604,178
Product development, selling and administrative expenses	14,669	67,835	70,525	—	153,029
Other (income) expense	(473)	1,949	(4,616)	—	(3,140)
Operating income (loss)	(14,196)	47,821	91,017	(39,397)	85,245
Intercompany items	17,278	(19,986)	(9,071)	11,779	—
Interest (expense) income, net	(16,045)	1,885	340	—	(13,820)
Income (loss) before income taxes and equity in income of subsidiaries	(12,963)	29,720	82,286	(27,618)	71,425
Provision (benefit) for income taxes	(5,054)	26,368	1,250	—	22,564
Equity in income of subsidiaries	56,770	33,013	—	(89,783)	—
Net income	$48,861	$36,365	$81,036	$(117,401)	$48,861

Comprehensive income	$2,403	$34,830	$33,332	$(68,162)	$2,403

Condensed Consolidating Balance Sheet As of January 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,550	$3,427	$138,349	$—	$152,326
Accounts receivable, net	—	391,317	520,196	(22,838)	888,675
Inventories	—	490,101	793,318	(107,371)	1,176,048
Other current assets	73,001	13,833	88,060	15	174,909
Total current assets	83,551	898,678	1,539,923	(130,194)	2,391,958
Property, plant and equipment, net	24,116	340,593	504,871	(4,861)	864,719
Other assets:
Other intangible assets, net	—	224,217	86,812	—	311,029
Goodwill	—	453,374	1,039,927	—	1,493,301
Deferred income taxes	(6,958)	—	71,777	—	64,819
Other non-current assets	4,082,542	1,976,228	2,535,322	(8,424,811)	169,281
Total other assets	4,075,584	2,653,819	3,733,838	(8,424,811)	2,038,430
Total assets	$4,183,251	$3,893,090	$5,778,632	$(8,559,866)	$5,295,107
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$4,688	$11,896	$88	$—	$16,672
Trade accounts payable	2,306	173,934	146,647	—	322,887
Employee compensation and benefits	6,819	34,472	43,709	—	85,000
Advance payments and progress billings	—	123,984	215,298	(26,881)	312,401
Accrued warranties	—	15,175	43,353	—	58,528
Other accrued liabilities	71,946	58,521	104,888	(7,621)	227,734
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	85,759	429,564	553,983	(34,502)	1,034,804
Long-term obligations	1,264,979	—	9	—	1,264,988
Other liabilities:
Liabilities for postretirement benefits	18,420	870	—	—	19,290
Accrued pension costs	124,560	8,748	3,944	—	137,252
Other non-current liabilities	3,161	7,978	141,262	—	152,401
Total other liabilities	146,141	17,596	145,206	—	308,943
Shareholders’ equity	2,686,372	3,445,930	5,079,434	(8,525,364)	2,686,372
Total liabilities and shareholders’ equity	$4,183,251	$3,893,090	$5,778,632	$(8,559,866)	$5,295,107

Condensed Consolidating Balance Sheet As of October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	400,456	675,515	(16,262)	1,059,709
Inventories	—	470,194	753,922	(115,808)	1,108,308
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	896,599	1,710,996	(132,055)	2,618,359
Property, plant and equipment, net	23,660	346,761	525,642	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	159	—	70,022	—	70,181
Other non-current assets	4,191,771	2,102,499	2,644,843	(8,759,069)	180,044
Total other assets	4,191,930	2,784,823	3,868,503	(8,759,069)	2,086,187
Total assets	$4,358,409	$4,028,183	$6,105,141	$(8,894,747)	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	215,235	177,576	—	395,945
Employee compensation and benefits	11,639	58,374	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,870	486,118	612,258	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,448	7,529	4,402	—	144,379
Other non-current liabilities	(12,108)	7,780	151,800	—	147,472
Total other liabilities	139,083	16,175	156,202	—	311,460
Shareholders’ equity	2,840,997	3,525,890	5,336,599	(8,862,489)	2,840,997
Total liabilities and shareholders’ equity	$4,358,409	$4,028,183	$6,105,141	$(8,894,747)	$5,596,986

Condensed Consolidating Statement of Cash Flows Quarter ended January 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash (used) provided by operating activities	$25,892	$(7,426)	$(36,821)	$(18,355)
Investing Activities:
Property, plant and equipment acquired	(93)	(5,971)	(16,194)	(22,258)
Proceeds from sale of property, plant and equipment	—	133	623	756
Other investing activities, net	(1,168)	—	1,309	141
Net cash used by investing activities	(1,261)	(5,838)	(14,262)	(21,361)
Financing Activities:
Common stock issued	273	—	—	273
Dividends paid	(19,489)	—	—	(19,489)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	262	(83)	440
Net cash (used) provided by financing activities	(68,955)	262	(83)	(68,776)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9,373)	(9,373)
Decrease in Cash and Cash Equivalents	(44,324)	(13,002)	(60,539)	(117,865)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$10,550	$3,427	$138,349	$152,326

Condensed Consolidating Statement of Cash Flow Quarter ended January 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$61,014	$(9,829)	$13,654	$64,839
Net cash provided by operating activities of discontinued operations	—	67	—	67
Net cash provided (used) by operating activities	61,014	(9,762)	13,654	64,906
Investing Activities:
Property, plant and equipment acquired	(3,544)	(4,084)	(19,027)	(26,655)
Proceeds from sale of property, plant and equipment	—	1,277	804	2,081
Other investing activities, net	(21)	—	—	(21)
Net cash used by investing activities	(3,565)	(2,807)	(18,223)	(24,595)
Financing Activities:
Common stock issued	1,985	—	—	1,985
Dividends paid	(17,850)	—	—	(17,850)
Repayments of term loan	(12,500)	—	—	(12,500)
Treasury stock purchased	(122,036)	—	—	(122,036)
Other financing activities, net	(284)	(1,212)	(47)	(1,543)
Net cash used by financing activities	(150,685)	(1,212)	(47)	(151,944)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,177)	(3,177)
Decrease in Cash and Cash Equivalents	(93,236)	(13,781)	(7,793)	(114,810)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$29,665	$6,580	$254,654	$290,899

18.	Subsidiary Guarantors for Credit Agreement, Term Loan and 2021 Notes
The following tables present condensed consolidated financial information as of January 30, 2015 and October 31, 2014 and for the quarters ended January 30, 2015 and January 31, 2014 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the "Supplemental Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries ("Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Income Quarter ended January 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$439,592	$474,572	$(210,291)	$703,873
Cost of sales	—	319,552	364,592	(163,398)	520,746
Product development, selling and administrative expenses	9,848	55,491	72,295	—	137,634
Other (income) expense	—	4,640	(7,853)	—	(3,213)
Operating income (loss)	(9,848)	59,909	45,538	(46,893)	48,706
Intercompany items	16,770	(23,708)	(6,040)	12,978	—
Interest (expense) income, net	(15,598)	1,689	952	—	(12,957)
Income (loss) before income taxes and equity in income of subsidiaries	(8,676)	37,890	40,450	(33,915)	35,749
Provision (benefit) for income taxes	17,492	3,010	(8,347)	—	12,155
Equity in income of subsidiaries	23,594	43,472	—	(67,066)	—
Net income (loss)	$(2,574)	$78,352	$48,797	$(100,981)	$23,594

Comprehensive (loss) income	$(114,924)	$79,761	$(78,111)	$24,518	$(88,756)

Condensed Consolidating Statement of Income Quarter ended January 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$478,576	$604,861	$(244,125)	$839,312
Cost of sales	—	361,369	447,537	(204,728)	604,178
Product development, selling and administrative expenses	14,669	67,591	70,769	—	153,029
Other (income) expense	(473)	2,330	(4,997)	—	(3,140)
Operating income (loss)	(14,196)	47,286	91,552	(39,397)	85,245
Intercompany items	17,278	(19,986)	(9,071)	11,779	—
Interest (expense) income, net	(16,045)	1,854	371	—	(13,820)
Income (loss) before income taxes and equity in income of subsidiaries	(12,963)	29,154	82,852	(27,618)	71,425
Provision (benefit) for income taxes	(5,054)	27,256	362	—	22,564
Equity in income of subsidiaries	56,770	33,013	—	(89,783)	—
Net income	$48,861	$34,911	$82,490	$(117,401)	$48,861

Comprehensive income	$2,403	$33,376	$34,786	$(68,162)	$2,403

Condensed Consolidating Balance Sheet As of January 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,550	$3,427	$138,349	$—	$152,326
Accounts receivable, net	—	384,043	527,470	(22,838)	888,675
Inventories	—	490,101	793,318	(107,371)	1,176,048
Other current assets	73,001	13,833	88,060	15	174,909
Total current assets	83,551	891,404	1,547,197	(130,194)	2,391,958
Property, plant and equipment, net	24,116	338,978	506,486	(4,861)	864,719
Other assets:
Other intangible assets, net	—	224,217	86,812	—	311,029
Goodwill	—	453,374	1,039,927	—	1,493,301
Deferred income taxes	(6,958)	—	71,777	—	64,819
Other non-current assets	4,082,542	1,941,959	2,569,591	(8,424,811)	169,281
Total other assets	4,075,584	2,619,550	3,768,107	(8,424,811)	2,038,430
Total assets	$4,183,251	$3,849,932	$5,821,790	$(8,559,866)	$5,295,107
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$4,688	$11,896	$88	$—	$16,672
Trade accounts payable	2,306	173,583	146,998	—	322,887
Employee compensation and benefits	6,819	34,472	43,709	—	85,000
Advance payments and progress billings	—	123,984	215,298	(26,881)	312,401
Accrued warranties	—	15,175	43,353	—	58,528
Other accrued liabilities	71,946	58,521	104,888	(7,621)	227,734
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	85,759	429,213	554,334	(34,502)	1,034,804
Long-term obligations	1,264,979	—	9	—	1,264,988
Other liabilities:
Liabilities for postretirement benefits	18,420	870	—	—	19,290
Accrued pension costs	124,560	8,748	3,944	—	137,252
Other non-current liabilities	3,161	7,978	141,262	—	152,401
Total other liabilities	146,141	17,596	145,206	—	308,943
Shareholders’ equity	2,686,372	3,403,123	5,122,241	(8,525,364)	2,686,372
Total liabilities and shareholders’ equity	$4,183,251	$3,849,932	$5,821,790	$(8,559,866)	$5,295,107

Condensed Consolidating Balance Sheet As of October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	391,672	684,299	(16,262)	1,059,709
Inventories	—	470,194	753,922	(115,808)	1,108,308
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	887,815	1,719,780	(132,055)	2,618,359
Property, plant and equipment, net	23,660	345,117	527,286	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	159	—	70,022	—	70,181
Other non-current assets	4,191,771	2,106,760	2,640,582	(8,759,069)	180,044
Total other assets	4,191,930	2,789,084	3,864,242	(8,759,069)	2,086,187
Total assets	$4,358,409	$4,022,016	$6,111,308	$(8,894,747)	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	214,603	178,208	—	395,945
Employee compensation and benefits	11,639	58,374	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,870	485,486	612,890	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,448	7,529	4,402	—	144,379
Other non-current liabilities	(12,108)	7,780	151,800	—	147,472
Total other liabilities	139,083	16,175	156,202	—	311,460
Shareholders’ equity	2,840,997	3,520,355	5,342,134	(8,862,489)	2,840,997
Total liabilities and shareholders’ equity	$4,358,409	$4,022,016	$6,111,308	$(8,894,747)	$5,596,986

Condensed Consolidating Statement of Cash Flows Quarter ended January 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash (used) provided by operating activities	$25,892	$(7,426)	$(36,821)	$(18,355)
Investing Activities:
Property, plant and equipment acquired	(93)	(5,971)	(16,194)	(22,258)
Proceeds from sale of property, plant and equipment	—	133	623	756
Other investing activities, net	(1,168)	—	1,309	141
Net cash used by investing activities	(1,261)	(5,838)	(14,262)	(21,361)
Financing Activities:
Common stock issued	273	—	—	273
Dividends paid	(19,489)	—	—	(19,489)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	262	(83)	440
Net cash (used) provided by financing activities	(68,955)	262	(83)	(68,776)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9,373)	(9,373)
Decrease in Cash and Cash Equivalents	(44,324)	(13,002)	(60,539)	(117,865)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$10,550	$3,427	$138,349	$152,326

Condensed Consolidating Statement of Cash Flows Quarter ended January 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$61,014	$(9,829)	$13,654	$64,839
Net cash provided by operating activities of discontinued operations	—	67	—	67
Net cash provided (used) by operating activities	61,014	(9,762)	13,654	64,906
Investing Activities:
Property, plant and equipment acquired	(3,544)	(4,084)	(19,027)	(26,655)
Proceeds from sale of property, plant and equipment	—	1,277	804	2,081
Other investing activities, net	(21)	—	—	(21)
Net cash used by investing activities	(3,565)	(2,807)	(18,223)	(24,595)
Financing Activities:
Common stock issued	1,985	—	—	1,985
Dividends paid	(17,850)	—	—	(17,850)
Repayments of term loan	(12,500)	—	—	(12,500)
Treasury stock purchased	(122,036)	—	—	(122,036)
Other financing activities, net	(284)	(1,212)	(47)	(1,543)
Net cash used by financing activities	(150,685)	(1,212)	(47)	(151,944)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,177)	(3,177)
Decrease in Cash and Cash Equivalents	(93,236)	(13,781)	(7,793)	(114,810)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$29,665	$6,580	$254,654	$290,899

19.	Subsequent Events
On February 18, 2015, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on March 18, 2015 to all shareholders of record at the close of business on March 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Overview
Joy Global Inc. is a leading manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground and Surface. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, South Africa and the United Kingdom.
Operating Results
Quarter Ended January 30, 2015 Compared With Quarter Ended January 31, 2014
Net sales in the first quarter of fiscal 2015 were $703.9 million, compared to $839.3 million in the first quarter of fiscal 2014. The decrease in net sales of $135.4 million, or 16%, in the current year first quarter reflected a decrease in original equipment sales of $77.7 million, or 29%, and a decrease in service sales of $57.7 million, or 10%. Original equipment decreased in all regions except Latin America, which was flat, and China, which was aided by the sale of a locally produced longwall system. The decrease in original equipment sales was led by Australia, which decreased by $34.9 million. Service sales decreased in all regions except China. The decrease in service sales was led by Australia and Africa, which decreased by $20.5 million and $17.2 million, respectively. The decrease in sales was due in part to wider-scale customer shutdowns during the holiday season in fiscal 2015. Compared to the prior year first quarter, net sales in the first quarter of fiscal 2015 included a $16.9 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating income in the first quarter of fiscal 2015 was $48.7 million, or 6.9% of net sales, compared to $85.2 million, or 10.2% of net sales, in the first quarter of fiscal 2014. The decrease in operating income of $36.5 million, or 43%, in the current year first quarter was due to margins on lower sales volumes of $50.6 million and a less favorable product mix of $7.8 million. These items were partially offset by higher manufacturing cost absorption of $4.2 million, lower period costs (defined as any costs of sales other than those costs associated with selling inventory at standard costs) of $2.3 million and reduced product development, selling and administrative expenses of $15.4 million. Compared to the prior year first quarter, operating income in the first quarter of fiscal 2015 included a $0.5 million unfavorable effect of foreign currency translation.
Net income was $23.6 million, or $0.24 per diluted share, in the first quarter of fiscal 2015, compared to $48.9 million, or $0.48 per diluted share, in the first quarter of fiscal 2014.
Bookings in the first quarter of fiscal 2015 were $700.2 million, compared to $860.5 million in the first quarter of fiscal 2014. The decrease in bookings of $160.3 million, or 19%, in the current year first quarter reflected a decrease in original equipment bookings of $74.1 million, or 30%, and a decrease in service orders of $86.3 million, or 14%. Original equipment bookings decreased in Eurasia, Latin America and China by $53.0 million, $39.4 million and $26.4 million, respectively, with increases in all other regions. Service bookings decreased in all regions except Africa. The decrease in service bookings was led by North America and Latin America, which decreased by $32.7 million and $28.1 million, respectively. Compared to the prior year first quarter, bookings in the first quarter of fiscal 2015 included a $49.7 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Market Outlook
The outlook for global growth in 2015 has been reduced in recent months as the slowing trends seen in the second half of 2014 have continued. Weak commodity prices, diverging monetary policy and weak world trade all present challenges to the growth outlook. After showing some signs of improvement, growth in Europe remains stagnant. Slowing housing market activity and a movement towards consumer driven growth has China adjusting to a new normal level of economic activity. The strength seen in the U.S. economy during the second half of 2014 now faces headwinds from slowing activity in the energy sector. Combined, these challenges contribute to a decidedly more difficult end market unfolding for the company in 2015.
The decline in oil prices seen during the second half of 2014 has continued. Record production, elevated inventories, and weakening global demand are expected to result in oil prices remaining depressed through mid-2015, if not longer depending upon the speed of the supply response.
Although the underlying fundamentals of copper remain strong with low global inventory levels and a production deficit in 2014, near-term demand uncertainty has driven prices down since December 2014. New supply growth is expected to move the global copper market to a surplus in 2015 / 2016 before returning to a longer-term deficit.
Entering 2015, U.S. coal markets were expected to be under pressure from power plant retirements and the looming implementation of increasingly stringent regulations. Over the last several months, added pressures have materialized from lower natural gas prices, and exports have been hampered by a stronger U.S. dollar. Current natural gas prices have declined as record production has increased inventories. Forward curves for natural gas point to prices for 2015 that will continue to pressure major U.S. coal basins. Exports are also facing challenges in global markets based on seaborne thermal coal and metallurgical coal prices. U.S. coal exports are expected to decline in 2015. The combined effect is likely to see U.S. coal demand decline in 2015 which will have a direct impact on overall production.
The challenges seen in seaborne thermal coal markets are expected to persist throughout 2015 as supply growth continues to outpace a strained demand environment. Despite Indian coal imports growing annually, strong production in Indonesia coupled with growth in Australian exports have left the seaborne thermal coal market well supplied.
Conversely, seaborne metallurgical coal markets appear closer to finding an equilibrium balance. The production curtailments announced in 2014 are expected to support prices at current levels, with the possibility of some marginal improvement by year-end. On the demand side, the largest driver remains the health of global steel consumption which is expected to increase in 2015. The combination of continued supply restraint and stable demand should continue to drive metallurgical coal back to an equilibrium point.
Global steel consumption will continue to influence seaborne iron ore markets. With additional supply set to reach the market in 2015, global iron ore prices will remain under pressure. Should a substantive downward revision to global steel markets occur, iron ore prices could trend lower.
The increase in economic uncertainty along with further deterioration in commodity prices continues to adversely impact our business. While mining capital expenditures were expected to decline in 2015, further reductions in spending have been announced in recent weeks as the industry battles depressed commodity prices and an uncertain demand outlook. Mine productivity improvements and cost reductions are the focus of the industry as further mine and asset consolidation is expected to take place in 2015.
Company Outlook
The macroeconomic and commodity price environment that marked the beginning of our fiscal year has worsened in recent months. Lower commodity prices have decreased our customers' cash flows and they are continuing to reduce capital expenditures and delay maintenance in an uncertain demand environment.
Our direct service business remains a critical and stabilizing force for us, but we have recently seen slowing in the bookings profile as maintenance and rebuild schedules are stretched. There has also been evidence of commodity production declines in some end markets that is also impacting our service bookings. Although production declines will help to rebalance supply and demand fundamentals, they will also put pressure on our near-term service booking activity.
In light of the slower market environment, we are accelerating our facility optimization plan and are taking additional cost reduction actions to those previously announced. We are committed to prudently managing our business for softer market conditions, while retaining our ability to ramp up capacity when growth returns.
As a company, we’ve traversed difficult market conditions before while maintaining our commitment to the future. We continue to do that today and remain focused on working with our customers to deliver differentiated, innovative solutions that they need to maximize their mine performance.

Results of Operations
Quarter Ended January 30, 2015 Compared With Quarter Ended January 31, 2014

Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Quarter Ended
In thousands	January 30, 2015	January 31, 2014	$ Change	% Change
Net Sales
Underground	$384,663	$477,463	$(92,800)	(19.4)
Surface	347,036	400,696	(53,660)	(13.4)
Eliminations	(27,826)	(38,847)	11,021
Total Sales	$703,873	$839,312	$(135,439)	(16.1)
Underground net sales in the first quarter of fiscal 2015 were $384.7 million, compared to $477.5 million in the first quarter of fiscal 2014. The decrease in Underground net sales of $92.8 million, or 19%, in the current year first quarter reflected a decrease in original equipment sales of $68.9 million, or 37%, and a decrease in service sales of $23.9 million, or 8%. Original equipment sales decreased in all regions. The decrease in original equipment sales was led by Australia, which decreased by $26.7 million. Service sales decreased in all regions except North America and China. The decrease in service sales was led by Australia and Africa, which decreased by $14.2 million and $13.1 million, respectively. Compared to the prior year first quarter, Underground net sales in the first quarter of fiscal 2015 included an $11.1 million unfavorable effect of foreign currency translation.
Surface net sales in the first quarter of fiscal 2015 were $347.0 million, compared to $400.7 million in the first quarter of fiscal 2014. The decrease in Surface net sales of $53.7 million, or 13%, in the current year first quarter reflected a decrease in original equipment sales of $15.5 million, or 16%, and a decrease in service sales of $38.1 million, or 13%. Original equipment sales decreased in all regions except Latin America, which was flat, and China. The decrease in original equipment sales was led by North America, which decreased by $11.4 million. Service sales decreased in all regions. The decrease in service sales was also led by North America, which decreased by $16.6 million. Compared to the prior year first quarter, Surface net sales in the first quarter of fiscal 2015 included a $5.8 million unfavorable effect of foreign currency translation.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income:

	Quarter Ended
	January 30, 2015		January 31, 2014
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Operating Income
Underground	$38,197	9.9	$62,606	13.1
Surface	29,060	8.4	46,152	11.5
Corporate Expense	(12,095)		(14,222)
Eliminations	(6,456)		(9,291)
Total Operating Income	$48,706	6.9	$85,245	10.2
Underground operating income in the first quarter of fiscal 2015 was $38.2 million, or 9.9% of net sales, compared to $62.6 million, or 13.1% of net sales, in the first quarter of fiscal 2014. The decrease in Underground operating income of $24.4 million, or 39%, in the current year first quarter was primarily due to margins on lower sales volumes of $32.2 million. This item was partially offset by higher manufacturing cost absorption of $3.2 million, lower period costs of $1.2 million and reduced product development, selling and administrative expenses of $5.5 million. Compared to the prior year first quarter, Underground operating income in the first quarter of fiscal 2015 included a $1.0 million unfavorable effect of foreign currency translation.
Surface operating income in the first quarter of fiscal 2015 was $29.1 million, or 8.4% of net sales, compared to $46.2 million, or 11.5% of net sales, in the first quarter of fiscal 2014. The decrease in Surface operating income of $17.1 million, or 37%, in the current year first quarter was due to margins on lower sales volumes of $20.7 million and a less favorable product mix of $7.5 million. These items were partially offset by reduced product development, selling and administrative expenses of $7.3 million. Compared to the prior year first quarter, Surface operating income in the first quarter of fiscal 2015 included a $0.5 million favorable impact of foreign currency translation.

Corporate expense in the first quarter of fiscal 2015 was $12.1 million, compared to $14.2 million in the first quarter of fiscal 2014. The decrease in corporate expense of $2.1 million, or 15%, is primarily due to reduced administrative expenses of $2.6 million, partially offset by a decrease in other income of $0.5 million.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the first quarter of fiscal 2015 was $137.6 million, or 19.6% of net sales, compared to $153.0 million, or 18.2% of net sales, in the first quarter of fiscal 2014. The decrease in product development, selling and administrative expense of $15.4 million, or 10%, was due primarily to cost savings from the Company's restructuring programs, as well as lower incentive based compensation expense, decreased bad debt, and lower pension expense. These items were partially offset by increased expenses from the third quarter fiscal 2014 acquisition of MTI.
Restructuring activities continued in the quarter to optimize the company's manufacturing footprint and to better align its overall cost structure with anticipated demand.
Net Interest Expense
Net interest expense in the first quarter of fiscal 2015 was $13.0 million, compared to $13.8 million in the first quarter of fiscal 2014. The decrease in net interest expense of $0.8 million, or 6%, was primarily due to the reduction in the borrowing spreads and commitment fees as a result of the third quarter fiscal 2014 refinancing, as well as increased interest rates on interest bearing assets.
Provision for Income Taxes
The provision for income taxes in the first quarter of fiscal 2015 was $12.1 million, compared to $22.6 million in the first quarter of fiscal 2014. The effective income tax rate was 34.0% in the first quarter of fiscal 2015, compared to 31.6% in the first quarter of fiscal 2014. Net discrete tax expense of $0.4 million was recorded in the first quarter of fiscal 2015, compared to a benefit of $0.4 million in the first quarter of fiscal 2014. The increase in the effective tax rate for the quarter, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings.
Bookings
Bookings represent new customer orders for original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders represent arrangements to purchase specific original equipment or services. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended January 30, 2015 and January 31, 2014 are as follows:

	Quarter Ended
In thousands	January 30, 2015	January 31, 2014	$ Change	% Change
Bookings
Underground	$406,909	$451,051	$(44,142)	(9.8)
Surface	310,799	433,457	(122,658)	(28.3)
Eliminations	(17,558)	(23,982)	6,424
Total Bookings	$700,150	$860,526	$(160,376)	(18.6)
Underground bookings in the first quarter of fiscal 2015 were $406.9 million, compared to $451.1 million in the first quarter of fiscal 2014. The decrease in Underground bookings of $44.1 million, or 10%, in the current year first quarter reflected a decrease in original equipment bookings of $23.6 million, or 16%, and a decrease in service orders of $20.5 million, or 7%. Original equipment orders decreased in Eurasia and China by $53.4 million and $23.8 million, respectively, with increases in all other regions. Service orders decreased in all regions except Africa. The decrease in service orders was led by Australia, which decreased by $15.4 million. Compared to the prior year first quarter, Underground bookings in the first quarter of fiscal 2015 included a $38.7 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Surface bookings in the first quarter of fiscal 2015 were $310.8 million, compared to $433.5 million in the first quarter of fiscal 2014. The decrease in Surface bookings of $122.7 million, or 28%, in the current year first quarter reflected a decrease in original equipment bookings of $53.7 million, or 48%, and a decrease in service orders of $69.0 million, or 21%. Original equipment orders decreased in all regions. The decrease in original equipment orders was led by Latin America, which decreased by $39.4 million. Service orders decreased in all regions except Africa, which was flat, and China. The decrease in service orders was led by North America and Latin America, which decreased by $31.5 million and $28.1 million, respectively. Compared to the prior year first quarter, Surface bookings in the first quarter of fiscal 2015 included an $11.0 million unfavorable impact of foreign currency translation.
Backlog represents unfilled customer orders for our original equipment and service, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Customer orders included in backlog represent contracts to purchase specific original equipment or services. The backlog amounts reported exclude sales already recognized by period end under the percentage-of-completion method of accounting. The following table provides backlog as of January 30, 2015 and October 31, 2014:

In thousands	January 30, 2015	October 31, 2014
Backlog
Underground	$752,037	$729,791
Surface	593,624	629,861
Eliminations	(16,001)	(26,269)
Total Backlog	$1,329,660	$1,333,383

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of January 30, 2015 and October 31, 2014:

In thousands	January 30, 2015	October 31, 2014
Accounts receivable, net	$888,675	$1,059,709
Inventories	1,176,048	1,108,308
Trade accounts payable	(322,887)	(395,945)
Advance payments and progress billings	(312,401)	(285,939)
Trade Working Capital	$1,429,435	$1,486,133
Other current assets	174,909	180,151
Short-term borrowings, including current portion of long-term obligations	(16,672)	(11,739)
Employee compensation and benefits	(85,000)	(136,911)
Accrued warranties	(58,528)	(67,272)
Other accrued liabilities	(227,734)	(265,600)
Working Capital Excluding Cash and Cash Equivalents	$1,216,410	$1,184,762
Cash and cash equivalents	152,326	270,191
Working Capital	$1,368,736	$1,454,953
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
Cash used by continuing operating activities during the first quarter of fiscal 2015 was $18.4 million, compared to $64.8 million provided by continuing operating activities during the first quarter of fiscal 2014. The decrease in cash from continuing operations was primarily due to lower earnings, an increase in inventories and a reduction in advance payments resulting from a decline in original equipment order activity. These decreases were partially offset by collections of accounts receivable and reduced payments on accounts payable.
Cash used by investing activities during the first quarter of fiscal 2015 was $21.4 million, compared to $24.6 million during the first quarter of fiscal 2014. The decrease in cash used by investing activities was primarily due to a decline in capital expenditures.
Cash used by financing activities during the first quarter of fiscal 2015 was $68.8 million, compared to $151.9 million during the first quarter of fiscal 2014. The decrease in cash used by financing activities was primarily due to a decrease in treasury share repurchases and a decrease in required repayments made on the Term Loan due to the change in the repayment schedule associated with the debt refinancing that occurred in the third quarter of fiscal 2014.

On November 18, 2014, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend was paid on December 18, 2014 to all shareholders of record at the close of business on December 4, 2014. In addition, on February 18, 2015, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on March 18, 2015 to all shareholders of record at the close of business on March 4, 2015.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. For the quarter ended January 30, 2015, we contributed $10.2 million to our defined benefit employee pension plans. We expect contributions to our defined benefit pension plans to be approximately $15.0 million for the full fiscal year.
Credit Agreement
On July 29, 2014, we entered into a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012 that was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when we are not in compliance with the financial covenants in the agreement. As of January 30, 2015, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of January 30, 2015, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended January 30, 2015 and January 31, 2014 is $0.2 million and less than $0.1 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $175.3 million. As of January 30, 2015, there was $824.7 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of January 30, 2015, we were in compliance with all financial covenants of the Term Loan.
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
Stock Repurchase Program
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended January 30, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million. During the quarter ended January 31, 2014, we purchased 2,258,898 shares of common stock for approximately $122.0 million. Since its inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of January 30, 2015, advance payments and progress billings were $312.4 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs. We had $152.3 million in cash and cash equivalents as of January 30, 2015 and $824.7 million available for borrowings under the Credit Agreement. Requirements for working capital, dividends, pension contributions, capital expenditures, acquisitions, stock repurchases and principal and interest payments on our Term Loan and Senior Notes will be adequately funded by cash on hand and continuing operations, supplemented by short and long term borrowings, as required.
Off-Balance Sheet Arrangements
We lease various assets under operating leases. No significant changes to lease commitments have occurred since our year ended October 31, 2014. We have no other off-balance sheet arrangements.

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
We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and postretirement benefits and costs and income taxes are the policies that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 31, 2014 for a discussion of these policies. There were no material changes to these policies since our year ended October 31, 2014.

New Accounting Pronouncements
Our new accounting pronouncements are set forth under Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2014, we are exposed to various types of market risks, such as interest rate risk, commodity price risk and foreign currency risk. We monitor our risks on a continuous basis and generally enter into forward foreign currency contracts to minimize our foreign currency exposures. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 31, 2014.

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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended January 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 3,300 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

SEC Investigation. In the fourth quarter of 2014, we received a subpoena from the SEC’s Division of Enforcement concerning our 2012 acquisition of International Mining Machinery Holdings Limited and related accounting matters. This investigation is discussed in Note 14, Contingent Liabilities, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. There were no material developments with respect to this matter in the first quarter of fiscal 2015.

Delaware Chancery Litigation. On November 12, 2014, Ironworkers Local No. 25 Pension Fund (“Plaintiff”) brought suit in the Court of Chancery of the State of Delaware (Case No. 10341) against the Company, members of its Board of Directors, and Bank of America Corporation (“Bank of America”), in its capacity as Administrative Agent under the Credit Agreement and Term Loan. Plaintiff alleges that the Company’s directors breached their fiduciary duties by unjustifiably permitting the Credit Agreement and Term Loan each to contain what Plaintiff calls a “dead hand proxy put” change of control provision, which would provide for the acceleration of amounts outstanding under the Credit Agreement in the event that a majority of the board of directors is replaced in a proxy contest. The plaintiff alleged that this provision, which has been present in a number of the Company's prior credit facilities, has a coercive effect on stockholder voting for change on the board of directors and entrenches the Company’s incumbent directors.  The complaint further asserted that Bank of America aided and abetted the defendant directors in their alleged breach of fiduciary duties. On January 27, 2015, the Company and Bank of America executed amendments to the Credit Agreement and Term Loan to remove the "dead hand proxy put." On January 28, 2015, Plaintiff wrote a letter informing the court that the amendments had rendered their claims moot and that they would coordinate with the Company regarding dismissal of the claims and Plaintiff's application for an award of attorneys' fees.

Item 1A. Risk Factors
During the quarter ended January 30, 2015, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2015, we made the following purchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under the Publicly Announced Program*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program* (in millions)
November 1 - November 28, 2014	566,500	$53.36	566,500	$486.3
November 29, 2014 - January 2, 2015	388,080	$50.94	388,080	$466.6
January 3 - January 30, 2015	—		—	$466.6
* In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1
Form of Nonqualified Stock Option Agreement, dated December 2, 2014, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2
Form of Performance Share Agreement, dated December 2, 2014, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.3
Form of Restricted Stock Unit Award Agreement, dated December 2, 2014, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.4
Second Amendment to Amended and Restated Credit Agreement, dated as of January 27, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.5
Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 27, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on March 6, 2015.

JOY GLOBAL INC.
(Registrant)

Date: March 6, 2015	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 6, 2015	/s/ Matthew S. Kulasa
Matthew S. Kulasa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)