Form 10-Q
period 2015-05-01
JOY GLOBAL INC
filed 2015-06-05
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 1, 2015
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 29, 2015
Common Stock, $1 par value	97,453,732

JOY GLOBAL INC.
FORM 10-Q INDEX
May 1, 2015

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

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Six Months Ended
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Net sales	$810,523	$929,730	$1,514,396	$1,769,042
Cost of sales	579,403	651,592	1,100,149	1,255,770
Product development, selling and administrative expenses	161,722	154,534	299,356	307,563
Other income	(900)	(2,138)	(4,113)	(5,278)
Operating income	70,298	125,742	119,004	210,987
Interest income	2,980	2,293	5,920	4,876
Interest expense	(16,252)	(16,141)	(32,149)	(32,544)
Income before income taxes	57,026	111,894	92,775	183,319
Provision for income taxes	18,313	37,943	30,468	60,507
Net income	$38,713	$73,951	$62,307	$122,812

Basic earnings per share	$0.40	$0.74	$0.64	$1.22
Diluted earnings per share	$0.40	$0.73	$0.64	$1.20
Dividends per share	$0.20	$0.175	$0.40	$0.35
Weighted average shares outstanding:
Basic	97,416	100,346	97,482	101,071
Diluted	97,972	101,203	98,055	101,935
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Quarter Ended
	May 1, 2015	May 2, 2014
Net income	$38,713	$73,951
Other comprehensive income (loss):
Change in unrecognized pension and other postretirement obligations, net of taxes of $2,630 and $1,605	7,461	3,731
Derivative instrument fair market value adjustment, net of tax benefits of $47 and $1,124	(89)	(2,796)
Foreign currency translation adjustment on long-term intercompany foreign loans	7,147	(8,527)
Other foreign currency translation adjustment	11,094	36,827
Total other comprehensive income, net of taxes	25,613	29,235
Comprehensive income	$64,326	$103,186

	Six Months Ended
	May 1, 2015	May 2, 2014
Net income	$62,307	$122,812
Other comprehensive income (loss):
Change in unrecognized pension and other postretirement obligations, net of taxes of $4,535 and $3,229	11,693	7,535
Derivative instrument fair market value adjustment, net of taxes of $1,473 and tax benefits of $102	3,599	(286)
Foreign currency translation adjustment on long-term intercompany foreign loans	(3,746)	(7,930)
Other foreign currency translation adjustment	(98,283)	(16,542)
Total other comprehensive loss, net of taxes	(86,737)	(17,223)
Comprehensive (loss) income	$(24,430)	$105,589

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	May 1, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$192,091	$270,191
Accounts receivable, net	923,453	1,059,709
Inventories	1,192,093	1,108,308
Other current assets	174,997	180,151
Total current assets	2,482,634	2,618,359
Property, plant and equipment, net	872,363	892,440
Other assets:
Other intangible assets, net	304,758	319,269
Goodwill	1,500,603	1,516,693
Deferred income taxes	68,150	70,181
Other non-current assets	169,150	180,044
Total other assets	2,042,661	2,086,187
Total assets	$5,397,658	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$21,793	$11,739
Trade accounts payable	352,743	395,945
Employee compensation and benefits	85,568	136,911
Advance payments and progress billings	329,871	285,939
Accrued warranties	58,194	67,272
Other accrued liabilities	223,791	265,600
Current liabilities of discontinued operations	11,582	11,582
Total current liabilities	1,083,542	1,174,988
Long-term obligations	1,260,499	1,269,541
Other liabilities:
Liabilities for postretirement benefits	19,021	19,609
Accrued pension costs	140,070	144,379
Other non-current liabilities	152,645	147,472
Total other liabilities	311,736	311,460
Shareholders’ equity	2,741,881	2,840,997
Total liabilities and shareholders’ equity	$5,397,658	$5,596,986
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	May 1, 2015	May 2, 2014
Operating Activities:
Net income	$62,307	$122,812
Adjustments to continuing operations:
Depreciation and amortization	66,176	64,837
Changes in deferred income taxes	9,369	(6,697)
Contributions to defined benefit employee pension plans	(11,158)	(4,353)
Defined benefit employee pension plan expense	13,204	3,089
Share-based compensation expense	15,965	13,164
Changes in long-term receivables	10,882	6,622
Other adjustments to continuing operations, net	1,507	917
Changes in working capital items attributed to continuing operations:
Accounts receivable, net	105,010	166,177
Inventories	(133,066)	(15,577)
Other current assets	(17,603)	(10,150)
Trade accounts payable	(36,574)	(45,992)
Employee compensation and benefits	(47,831)	(17,433)
Advance payments and progress billings	57,926	9,182
Accrued warranties	(7,313)	(12,543)
Other accrued liabilities	(36,040)	(67,380)
Net cash provided by operating activities of continuing operations	52,761	206,675
Net cash used by operating activities of discontinued operations	—	(115)
Net cash provided by operating activities	52,761	206,560
Investing Activities:
Property, plant and equipment acquired	(39,795)	(44,304)
Proceeds from sale of property, plant and equipment	3,958	4,205
Other investing activities, net	373	(66)
Net cash used by investing activities	(35,464)	(40,165)
Financing Activities:
Common stock issued	2,560	6,581
Dividends paid	(38,964)	(35,374)
Repayments of term loan	—	(25,000)
Treasury stock purchased	(50,000)	(129,504)
Other financing activities, net	865	(1,694)
Net cash used by financing activities	(85,539)	(184,991)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9,858)	(1,323)
Decrease in Cash and Cash Equivalents	(78,100)	(19,919)
Cash and Cash Equivalents at Beginning of Period	270,191	405,709
Cash and Cash Equivalents at End of Period	$192,091	$385,790

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Joy Global Inc. (the "Company," "we" and "us") is a leading manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery ("Underground") and Surface Mining Equipment ("Surface"). We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, South Africa and the United Kingdom.

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
Acquisition of Mining Technologies International Inc.
On May 30, 2014, we closed on the purchase of certain assets of Mining Technologies International Inc. ("MTI") for $44.4 million dollars. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We acquired substantially all of the assets associated with MTI’s hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included in the accompanying financial statements as part of the Underground segment from the acquisition date forward.
In connection with the acquisition, we recorded goodwill of approximately $0.3 million and intangible assets of approximately $9.9 million. The intangible assets are primarily comprised of customer relationships and designs and drawings, which are being amortized over their respective estimated useful lives.

4.	Inventories
Consolidated inventories consist of the following:

In thousands	May 1, 2015	October 31, 2014
Finished goods	911,533	$835,227
Work in process	201,451	203,805
Raw materials	79,109	69,276
Total inventories	$1,192,093	$1,108,308
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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Six Months Ended
In thousands	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Balance, beginning of period	$58,528	$77,804	$67,272	$85,732
Accrual for warranty expensed during the period	12,673	9,297	18,853	16,663
Settlements made during the period	(15,012)	(14,235)	(26,387)	(29,176)
Effect of foreign currency translation	2,005	736	(1,544)	383
Balance, end of period	$58,194	$73,602	$58,194	$73,602

6.	Borrowings and Credit Facilities
On July 29, 2014, we entered into a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019 (as amended, the "Credit Agreement"). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012 (the "Prior Credit Agreement"), that was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if we are not in compliance with the financial covenants in the agreement. As of May 1, 2015, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of May 1, 2015, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters May 1, 2015 and May 2, 2014 is $0.2 million and less than $0.1 million, respectively. For the six months ended May 1, 2015 and May 2, 2014, total interest expense recognized for direct borrowings under the Credit Agreement was $0.4 million and less than $0.1 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $155.6 million. As of May 1, 2015, there was $844.4 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million (as amended, the "Term Loan"). The Term Loan replaced our prior term loan, dated as of June 16, 2011 (the "Prior Term Loan"). The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of May 1, 2015, we were in compliance with all financial covenants of the Term Loan.

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
Direct borrowings and capital lease obligations consist of the following:

In thousands	May 1, 2015	October 31, 2014
Domestic:
Term Loan due 2019	375,000	375,000
6.0% Senior Notes due 2016	249,339	249,131
5.125% Senior Notes due 2021	496,998	496,806
6.625% Senior Notes due 2036	148,537	148,522
Other borrowings	12,412	11,634
Foreign:
Capital leases	6	187
Total obligations	1,282,292	1,281,280
Less: Amounts due within one year	(21,793)	(11,739)
Long-term obligations	$1,260,499	$1,269,541

7.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) and its components are presented in the Condensed Consolidated Statements of Comprehensive Income (Loss). Changes in accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Quarter ended May 1, 2015				Quarter ended May 2, 2014
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(525,084)	$8,424	$(130,972)	$(647,632)	$(536,318)	$7,538	$(25,312)	$(554,092)
Other comprehensive (loss) income before reclassifications, net of taxes	(7,129)	(407)	18,241	10,705	—	(1,437)	28,300	26,863
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	14,590	318	—	14,908	3,731	(1,359)	—	2,372
Total other comprehensive income (loss), net of taxes	7,461	(89)	18,241	25,613	3,731	(2,796)	28,300	29,235
Ending balance	$(517,623)	$8,335	$(112,731)	$(622,019)	$(532,587)	$4,742	$2,988	$(524,857)

	Six months ended May 1, 2015				Six months ended May 2, 2014
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(529,316)	$4,736	$(10,702)	$(535,282)	$(540,122)	$5,028	$27,460	$(507,634)
Other comprehensive (loss) income before reclassifications, net of taxes	(7,129)	2,213	(102,029)	(106,945)	—	3,293	(24,472)	(21,179)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	18,822	1,386	—	20,208	7,535	(3,579)	—	3,956
Total other comprehensive income (loss), net of taxes	11,693	3,599	(102,029)	(86,737)	7,535	(286)	(24,472)	(17,223)
Ending balance	$(517,623)	$8,335	$(112,731)	$(622,019)	$(532,587)	$4,742	$2,988	$(524,857)
Details of the reclassifications from accumulated other comprehensive (loss) income are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
	Quarter Ended		Six Months Ended		Affected Line Items in the Statements of Income
	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Change in unrecognized pension and other postretirement obligations:
Amortization of prior service cost	$51	$192	$102	$358	Cost of sales/Product development, selling and administrative expense*
Amortization of net actuarial gain	6,053	5,144	12,139	10,406	Cost of sales/Product development, selling and administrative expense*
Settlement loss related to UK plan	12,906	—	12,906	—	Administrative expense
Deferred tax	(4,420)	(1,605)	(6,325)	(3,229)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income, net of taxes	$14,590	$3,731	$18,822	$7,535

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$455	$(1,905)	$1,964	$(5,032)	Net sales/Cost of sales**
Deferred tax	(137)	546	(578)	1,453	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	$318	$(1,359)	$1,386	$(3,579)

Total reclassifications for the period	$14,908	$2,372	$20,208	$3,956

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Footnote 11, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Footnote 12, Derivatives, for additional information.

8.	Shareholders' Equity
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended May 1, 2015, we did not repurchase any shares of common stock. During the quarter ended May 2, 2014, we purchased 137,812 shares of common stock for approximately $7.5 million. During the six months ended May 1, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million. During the six months ended May 2, 2014, we purchased 2,396,710 shares of common stock for approximately $129.5 million. Since its inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.

9.	Share-Based Compensation
Total share-based compensation expense recognized for the quarters ended May 1, 2015 and May 2, 2014 is $8.4 million and $7.1 million, respectively. Total share-based compensation expense recognized for the six months ended May 1, 2015 and May 2, 2014 was $16.0 million and $13.2 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net income.
The corresponding deferred tax asset recognized related to the share-based compensation is $2.2 million and $1.6 million for the quarters ended May 1, 2015 and May 2, 2014, respectively. The corresponding deferred tax asset recognized related to the share-based compensation expense was $4.1 million and $3.1 million for the six months ended May 1, 2015 and May 2, 2014, respectively.

10.	Restructuring Charges
During fiscal 2015, in response to the adverse market conditions, the Company has made decisions to reduce operations and administrative costs. This included entering into severance and termination agreements in the second quarter of fiscal 2015 in order to better align the Company's overall cost structure with anticipated levels of future demand. These activities are expected to be completed by the end of fiscal 2015. Additional restructuring charges are expected in fiscal 2015 as the Company continues to optimize its manufacturing footprint.
The Company incurred some immaterial restructuring costs in fiscal 2014. These costs related to decisions that preceded the fiscal 2015 restructuring plan and are therefore not considered to be part of such plan.
Restructuring charges in fiscal 2015 consisted of employee severance and termination costs. The following table summarizes the total expected costs and the amounts incurred by segment:

In thousands	Underground	Surface	Corporate	Consolidated
Employee Severance and Termination Costs
Total expected costs	$5,833	$6,771	$252	$12,856

Amount incurred for the quarter ended May 1, 2015	$4,970	$5,888	$252	$11,110
Amount incurred for the six months ended May 1, 2015	$5,416	$6,107	$252	$11,775
All restructuring costs are recorded in the income statement under the heading Product development, selling and administrative expense.
Activities impacting the Company's reserve for restructuring charges are as follows:

In thousands	Quarter Ended May 1, 2015	Six Months Ended May 1, 2015
	Employee Severance and Termination Costs	Employee Severance and Termination Costs
Beginning accrual	$470	$—
Costs incurred	11,110	11,775
Costs paid/settled	(2,287)	(2,565)
Effect of foreign currency translation	35	118
Ending accrual	$9,328	$9,328

11.	Retiree Benefits
The components of the net periodic benefit cost associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Service cost	$977	$317	$156	$260
Interest cost	19,688	20,638	281	323
Expected return on assets	(26,804)	(26,013)	(153)	(148)
Amortization of:
Prior service cost	18	159	33	33
Actuarial loss (gain)	6,263	5,370	(210)	(226)
Settlement charge	12,906	—	—	—
Net periodic benefit cost	$13,048	$471	$107	$242

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
In thousands	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Service cost	$1,953	$3,038	$409	$520
Interest cost	39,346	41,299	581	645
Expected return on assets	(53,589)	(52,398)	(312)	(295)
Amortization of:
Prior service cost	36	292	66	66
Actuarial loss (gain)	12,552	10,858	(413)	(452)
Settlement charge	12,906	—	—	—
Net periodic benefit cost	$13,204	$3,089	$331	$484
The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions, including changes in the discount rate and expected return on assets. For the six months ended May 1, 2015, we contributed $11.2 million to our defined benefit employee pension plans, and we expect contributions to be less than $15.0 million for the full fiscal year.
In conjunction with a UK law change, we recorded a non-cash pension settlement charge in the current quarter of $12.9 million as a result of the decision of certain individuals to transfer their benefit out of the Company's defined benefit pension plan to a defined contribution plan.

12.	Derivatives
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
For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by October 2017. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statements of Income as a loss of less than $0.1 million and a gain of less than $0.1 million for the quarters ended May 1, 2015 and May 2, 2014, respectively.

Ineffectiveness related to these derivative contracts was also recorded in the Condensed Consolidated Statements of Income as a loss of less than $0.1 million and a gain of less than $0.1 million for the six months ended May 1, 2015 and May 2, 2014, respectively.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended May 1, 2015 and May 2, 2014, we recorded a gain of $0.2 million and and a loss of $0.5 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item. For the six months ended May 1, 2015 and May 2, 2014, we recorded a loss of $0.6 million and a loss of $0.7 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into in order to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended May 1, 2015 and May 2, 2014, we recorded a gain of $1.2 million and a loss of $0.4 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations. For the six months ended May 1, 2015 and May 2, 2014, we recorded gains of $8.0 million and $2.6 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of (Loss) Gain Recognized in Other Comprehensive Income	(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended May 1, 2015	$(595)	Cost of sales	$(455)
		Sales	—
Six months ended May 1, 2015	$3,104	Cost of sales	$(1,964)
		Sales	—
Quarter ended May 2, 2014	$(2,015)	Cost of sales	$1,776
		Sales	129
Six months ended May 2, 2014	$4,644	Cost of sales	$4,853
		Sales	179
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The terms of the forward contract determine the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

13.	Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	May 1, 2015	May 2, 2014	May 1, 2015	May 2, 2014
Numerator:
Net income	$38,713	$73,951	$62,307	$122,812
Denominator:
Weighted average shares outstanding	97,416	100,346	97,482	101,071
Dilutive effect of stock options, performance shares and restricted stock units	556	857	573	864
Weighted average shares outstanding assuming dilution	97,972	101,203	98,055	101,935

Basic earnings per share	$0.40	$0.74	$0.64	$1.22
Diluted earnings per share	$0.40	$0.73	$0.64	$1.20
Options to purchase a weighted average of 2.7 million and 2.1 million shares were excluded from the calculations of diluted earnings per share for the quarters ended May 1, 2015 and May 2, 2014, respectively, as the effect would have been antidilutive. Options to purchase a weighted average of 2.5 million and 1.8 million shares were excluded from the calculations of diluted earnings per share for the six months ended May 1, 2015 and May 2, 2014, respectively, as the effect would have been antidilutive.

14.	Fair Value Measurements
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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of May 1, 2015 and October 31, 2014. As of May 1, 2015 and October 31, 2014, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of May 1, 2015
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$10,724	$10,724	$10,724	$—
Other Current Assets
Derivatives	$4,725	$4,725	$—	$4,725
Other Accrued Liabilities
Derivatives	$11,333	$11,333	$—	$11,333
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$376,476	$—	$376,476
6.0% Senior Notes due 2016	$249,339	$267,860	$—	$267,860
5.125% Senior Notes due 2021	$496,998	$557,270	$—	$557,270
6.625% Senior Notes due 2036	$148,537	$180,180	$—	$180,180

Fair Value Measurements as of October 31, 2014
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$20,776	$20,776	$20,776	$—
Other Current Assets
Derivatives	$2,820	$2,820	$—	$2,820
Other Accrued Liabilities
Derivatives	$7,294	$7,294	$—	$7,294
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$379,108	$—	$379,108
6.0% Senior Notes due 2016	$249,131	$272,025	$—	$272,025
5.125% Senior Notes due 2021	$496,806	$547,000	$—	$547,000
6.625% Senior Notes due 2036	$148,522	$181,095	$—	$181,095
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
Term Loan: The fair value of the Term Loan is estimated using discounted cash flows and market conditions.
Senior Notes: The fair market value of the senior notes is estimated based on market quotations of similar instruments at the respective period end.

15.	Contingent Liabilities
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
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 3,400 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.
As of May 1, 2015, we were contingently liable to banks, financial institutions and others for approximately $188.0 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other third party provided guarantees in the ordinary course of business. Of the $188.0 million, approximately $27.7 million relates to surety bonds and $4.7 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
In addition, the SEC’s Division of Enforcement is conducting an investigation concerning our 2012 acquisition of International Mining Machinery Holdings Limited and related accounting matters. We are cooperating with the SEC regarding this investigation, which is ongoing. While it is not possible to predict the timing or outcome of the SEC inquiry, we currently believe that this matter will not have a material adverse effect on the Company's future consolidated results of operations, financial position or liquidity.

16.	Segment Information
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

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended May 1, 2015
Net sales	$423,939	$423,386	$—	$(36,802)	$810,523
Operating income (loss)	$34,527	$56,552	$(12,067)	$(8,714)	$70,298
Interest income	—	—	2,980	—	2,980
Interest expense	—	—	(16,252)	—	(16,252)
Income (loss) before income taxes	$34,527	$56,552	$(25,339)	$(8,714)	$57,026
Depreciation and amortization	$18,524	$13,157	$816	$—	$32,497
Capital expenditures	$5,160	$12,329	$48	$—	$17,537

Quarter ended May 2, 2014
Net sales	$517,878	$443,625	$—	$(31,773)	$929,730
Operating income (loss)	$67,532	$82,613	$(14,203)	$(10,200)	$125,742
Interest income	—	—	2,293	—	2,293
Interest expense	—	—	(16,141)	—	(16,141)
Income (loss) before income taxes	$67,532	$82,613	$(28,051)	$(10,200)	$111,894
Depreciation and amortization	$17,478	$13,917	$676	$—	$32,071
Capital expenditures	$9,122	$8,527	$—	$—	$17,649

In thousands	Underground	Surface	Corporate	Eliminations	Total
Six months ended May 1, 2015
Net sales	$808,602	$770,422	$—	$(64,628)	$1,514,396
Operating income (loss)	$72,724	$85,612	$(24,162)	$(15,170)	$119,004
Interest income	—	—	5,920	—	5,920
Interest expense	—	—	(32,149)	—	(32,149)
Income (loss) before income taxes	$72,724	$85,612	$(50,391)	$(15,170)	$92,775
Depreciation and amortization	$37,712	$26,946	$1,518	$—	$66,176
Capital expenditures	$14,221	$25,433	$141	$—	$39,795

Six months ended May 2, 2014
Net sales	$995,341	$844,321	$—	$(70,620)	$1,769,042
Operating income (loss)	$130,138	$128,765	$(28,425)	$(19,491)	$210,987
Interest income	—	—	4,876	—	4,876
Interest expense	—	—	(32,544)	—	(32,544)
Income (loss) before income taxes	$130,138	$128,765	$(56,093)	$(19,491)	$183,319
Depreciation and amortization	$36,212	$27,209	$1,416	$—	$64,837
Capital expenditures	$18,978	$23,368	$1,958	$—	$44,304

17.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In April 2015, the FASB tentatively agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on October 27, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued and entities would apply the new guidance retrospectively to all prior periods. ASU 2015-03 will be effective for the Company beginning on October 29, 2016. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In April 2015, the FASB also issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which permits an employer whose fiscal year-end does not coincide with a calendar month end the ability to elect to measure its defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year-end. If elected, this accounting policy is applied consistently on a prospective basis for all plans, with related disclosure of the alternative measurement date used. The ASU is effective for the Company beginning on October 29, 2016, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

18.	Subsidiary Guarantors for 2016 Notes and 2036 Notes
The following tables present condensed consolidated financial information as of May 1, 2015 and October 31, 2014 and for the quarters and six months ended May 1, 2015 and May 2, 2014 for: (a) the Company; (b) on a combined basis, the guarantors of the 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global

Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the "Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the "Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Income Quarter ended May 1, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$531,706	$528,984	$(250,167)	$810,523
Cost of sales	—	388,885	376,835	(186,317)	579,403
Product development, selling and administrative expenses	10,120	71,285	80,317	—	161,722
Other (income) expense	68	4,457	(5,425)	—	(900)
Operating income (loss)	(10,188)	67,079	77,257	(63,850)	70,298
Intercompany items	16,586	(21,509)	(22,401)	27,324	—
Interest (expense) income, net	(15,783)	1,502	1,009	—	(13,272)
Income (loss) before income taxes and equity in income of subsidiaries	(9,385)	47,072	55,865	(36,526)	57,026
Provision (benefit) for income taxes	(11,577)	21,495	8,395	—	18,313
Equity in income (loss) of subsidiaries	36,521	(45,938)	—	9,417	—
Net income (loss)	$38,713	$(20,361)	$47,470	$(27,109)	$38,713

Comprehensive income (loss)	$64,326	$(22,085)	$77,783	$(55,698)	$64,326

Condensed Consolidating Statement of Income Quarter ended May 2, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$500,309	$630,602	$(201,181)	$929,730
Cost of sales	—	370,922	443,475	(162,805)	651,592
Product development, selling and administrative expenses	14,154	66,670	73,710	—	154,534
Other (income) expense	—	4,203	(6,341)	—	(2,138)
Operating income (loss)	(14,154)	58,514	119,758	(38,376)	125,742
Intercompany items	15,503	(25,742)	(2,934)	13,173	—
Interest (expense) income, net	(15,836)	1,711	277	—	(13,848)
Income (loss) before income taxes and equity in income of subsidiaries	(14,487)	34,483	117,101	(25,203)	111,894
Provision (benefit) for income taxes	(4,878)	29,852	12,948	21	37,943
Equity in income of subsidiaries	83,560	47,954	—	(131,514)	—
Net income	$73,951	$52,585	$104,153	$(156,738)	$73,951

Comprehensive income	$103,186	$52,820	$128,297	$(181,117)	$103,186

Condensed Consolidating Statement of Income Six Months ended May 1, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$972,781	$1,002,073	$(460,458)	$1,514,396
Cost of sales	—	710,090	739,774	(349,715)	1,100,149
Product development, selling and administrative expenses	19,968	126,776	152,612	—	299,356
Other (income) expense	68	9,094	(13,275)	—	(4,113)
Operating income (loss)	(20,036)	126,821	122,962	(110,743)	119,004
Intercompany items	33,356	(45,217)	(28,441)	40,302	—
Interest (expense) income, net	(31,381)	3,136	2,016	—	(26,229)
Income (loss) before income taxes and equity in income of subsidiaries	(18,061)	84,740	96,537	(70,441)	92,775
Provision for income taxes	5,915	24,491	62	—	30,468
Equity in income (loss) of subsidiaries	86,283	(2,466)	—	(83,817)	—
Net income	$62,307	$57,783	$96,475	$(154,258)	$62,307

Comprehensive (loss) income	$(24,430)	$57,468	$(149)	$(57,319)	$(24,430)

Condensed Consolidating Statement of Income Six Months ended May 2, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$980,981	$1,233,367	$(445,306)	$1,769,042
Cost of sales	—	733,989	889,314	(367,533)	1,255,770
Product development, selling and administrative expenses	28,823	134,505	144,235	—	307,563
Other (income) expense	(473)	6,152	(10,957)	—	(5,278)
Operating income (loss)	(28,350)	106,335	210,775	(77,773)	210,987
Intercompany items	32,781	(45,728)	(12,005)	24,952	—
Interest (expense) income, net	(31,881)	3,596	617	—	(27,668)
Income (loss) before income taxes and equity in income of subsidiaries	(27,450)	64,203	199,387	(52,821)	183,319
Provision (benefit) for income taxes	(9,932)	56,220	14,198	21	60,507
Equity in income of subsidiaries	140,330	80,967	—	(221,297)	—
Net income	$122,812	$88,950	$185,189	$(274,139)	$122,812

Comprehensive income	$105,589	$87,650	$161,629	$(249,279)	$105,589

Condensed Consolidating Balance Sheet As of May 1, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$63,482	$1,888	$126,721	$—	$192,091
Accounts receivable, net	—	322,123	615,004	(13,674)	923,453
Inventories	—	579,029	723,068	(110,004)	1,192,093
Other current assets	73,547	20,261	81,174	15	174,997
Total current assets	137,029	923,301	1,545,967	(123,663)	2,482,634
Property, plant and equipment, net	22,338	337,896	517,145	(5,016)	872,363
Other assets:
Other intangible assets, net	—	219,483	85,275	—	304,758
Goodwill	—	453,375	1,047,228	—	1,500,603
Deferred income taxes	298	—	67,852	—	68,150
Other non-current assets	4,090,068	2,005,464	2,596,506	(8,522,888)	169,150
Total other assets	4,090,366	2,678,322	3,796,861	(8,522,888)	2,042,661
Total assets	$4,249,733	$3,939,519	$5,859,973	$(8,651,567)	$5,397,658
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$9,375	$12,318	$100	$—	$21,793
Trade accounts payable	2,532	171,925	178,286	—	352,743
Employee compensation and benefits	1,907	44,322	39,339	—	85,568
Advance payments and progress billings	—	104,048	245,185	(19,362)	329,871
Accrued warranties	—	25,792	32,402	—	58,194
Other accrued liabilities	83,445	63,292	91,415	(14,361)	223,791
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	97,259	433,279	586,727	(33,723)	1,083,542
Long-term obligations	1,260,499	—	—	—	1,260,499
Other liabilities:
Liabilities for postretirement benefits	18,148	873	—	—	19,021
Accrued pension costs	127,491	8,686	3,893	—	140,070
Other non-current liabilities	4,455	6,881	141,309	—	152,645
Total other liabilities	150,094	16,440	145,202	—	311,736
Shareholders’ equity	2,741,881	3,489,800	5,128,044	(8,617,844)	2,741,881
Total liabilities and shareholders’ equity	$4,249,733	$3,939,519	$5,859,973	$(8,651,567)	$5,397,658

Condensed Consolidating Balance Sheet As of October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	400,456	675,515	(16,262)	1,059,709
Inventories	—	470,194	753,922	(115,808)	1,108,308
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	896,599	1,710,996	(132,055)	2,618,359
Property, plant and equipment, net	23,660	346,761	525,642	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	159	—	70,022	—	70,181
Other non-current assets	4,191,771	2,102,499	2,644,843	(8,759,069)	180,044
Total other assets	4,191,930	2,784,823	3,868,503	(8,759,069)	2,086,187
Total assets	$4,358,409	$4,028,183	$6,105,141	$(8,894,747)	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	215,235	177,576	—	395,945
Employee compensation and benefits	11,639	58,374	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,870	486,118	612,258	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,448	7,529	4,402	—	144,379
Other non-current liabilities	(12,108)	7,780	151,800	—	147,472
Total other liabilities	139,083	16,175	156,202	—	311,460
Shareholders’ equity	2,840,997	3,525,890	5,336,599	(8,862,489)	2,840,997
Total liabilities and shareholders’ equity	$4,358,409	$4,028,183	$6,105,141	$(8,894,747)	$5,596,986

Condensed Consolidating Statement of Cash Flows Six Months ended May 1, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$95,153	$(2,678)	$(39,714)	$52,761
Investing Activities:
Property, plant and equipment acquired	(141)	(12,680)	(26,974)	(39,795)
Proceeds from sale of property, plant and equipment	942	133	2,883	3,958
Other investing activities, net	(1,203)	—	1,576	373
Net cash used by investing activities	(402)	(12,547)	(22,515)	(35,464)
Financing Activities:
Common stock issued	2,560	—	—	2,560
Dividends paid	(38,964)	—	—	(38,964)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	684	(80)	865
Net cash (used) provided by financing activities	(86,143)	684	(80)	(85,539)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9,858)	(9,858)
(Decrease) Increase in Cash and Cash Equivalents	8,608	(14,541)	(72,167)	(78,100)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$63,482	$1,888	$126,721	$192,091

Condensed Consolidating Statement of Cash Flow Six Months ended May 2, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$174,009	$56	$32,610	$206,675
Net cash used by operating activities of discontinued operations	—	(115)	—	(115)
Net cash provided (used) by operating activities	174,009	(59)	32,610	206,560
Investing Activities:
Property, plant and equipment acquired	(1,958)	(12,344)	(30,002)	(44,304)
Proceeds from sale of property, plant and equipment	—	2,710	1,495	4,205
Other investing activities, net	(66)	—	—	(66)
Net cash used by investing activities	(2,024)	(9,634)	(28,507)	(40,165)
Financing Activities:
Common stock issued	6,581	—	—	6,581
Dividends paid	(35,374)	—	—	(35,374)
Repayments of term loan	(25,000)	—	—	(25,000)
Treasury stock purchased	(129,504)	—	—	(129,504)
Other financing activities, net	(432)	(1,212)	(50)	(1,694)
Net cash used by financing activities	(183,729)	(1,212)	(50)	(184,991)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,323)	(1,323)
(Decrease) Increase in Cash and Cash Equivalents	(11,744)	(10,905)	2,730	(19,919)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$111,157	$9,456	$265,177	$385,790

19.	Subsidiary Guarantors for Credit Agreement, Term Loan and 2021 Notes
The following tables present condensed consolidated financial information as of May 1, 2015 and October 31, 2014 and for the quarters and six months ended May 1, 2015 and May 2, 2014 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the "Supplemental Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries ("Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Income Quarter ended May 1, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$529,826	$530,864	$(250,167)	$810,523
Cost of sales	—	387,034	378,686	(186,317)	579,403
Product development, selling and administrative expenses	10,120	71,285	80,317	—	161,722
Other (income) expense	68	4,461	(5,429)	—	(900)
Operating income (loss)	(10,188)	67,046	77,290	(63,850)	70,298
Intercompany items	16,586	(21,509)	(22,401)	27,324	—
Interest (expense) income, net	(15,783)	1,646	865	—	(13,272)
Income (loss) before income taxes and equity in income of subsidiaries	(9,385)	47,183	55,754	(36,526)	57,026
Provision (benefit) for income taxes	(11,577)	21,495	8,395	—	18,313
Equity in income (loss) of subsidiaries	36,521	(46,256)	—	9,735	—
Net income (loss)	$38,713	$(20,568)	$47,359	$(26,791)	$38,713

Comprehensive income (loss)	$64,326	$(22,292)	$77,672	$(55,380)	$64,326

Condensed Consolidating Statement of Income Quarter ended May 2, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$496,836	$634,075	$(201,181)	$929,730
Cost of sales	—	368,347	446,050	(162,805)	651,592
Product development, selling and administrative expenses	14,154	66,435	73,945	—	154,534
Other (income) expense	—	4,210	(6,348)	—	(2,138)
Operating income (loss)	(14,154)	57,844	120,428	(38,376)	125,742
Intercompany items	15,503	(25,742)	(2,934)	13,173	—
Interest (expense) income, net	(15,836)	1,686	302	—	(13,848)
Income (loss) before income taxes and equity in income of subsidiaries	(14,487)	33,788	117,796	(25,203)	111,894
Provision (benefit) for income taxes	(4,878)	29,852	12,948	21	37,943
Equity in income of subsidiaries	83,560	47,954	—	(131,514)	—
Net income	$73,951	$51,890	$104,848	$(156,738)	$73,951

Comprehensive income	$103,186	$52,125	$128,992	$(181,117)	$103,186

Condensed Consolidating Statement of Income Six Months ended May 1, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$969,418	$1,005,436	$(460,458)	$1,514,396
Cost of sales	—	706,587	743,277	(349,715)	1,100,149
Product development, selling and administrative expenses	19,968	126,776	152,612	—	299,356
Other (income) expense	68	9,101	(13,282)	—	(4,113)
Operating income (loss)	(20,036)	126,954	122,829	(110,743)	119,004
Intercompany items	33,356	(45,217)	(28,441)	40,302	—
Interest (expense) income, net	(31,381)	3,335	1,817	—	(26,229)
Income (loss) before income taxes and equity in income of subsidiaries	(18,061)	85,072	96,205	(70,441)	92,775
Provision for income taxes	5,915	24,505	48	—	30,468
Equity in income (loss) of subsidiaries	86,283	(2,784)	—	(83,499)	—
Net income	$62,307	$57,783	$96,157	$(153,940)	$62,307

Comprehensive (loss) income	$(24,430)	$57,468	$(467)	$(57,001)	$(24,430)

Condensed Consolidating Statement of Income Six Months ended May 2, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$975,412	$1,238,936	$(445,306)	$1,769,042
Cost of sales	—	729,716	893,587	(367,533)	1,255,770
Product development, selling and administrative expenses	28,823	134,026	144,714	—	307,563
Other (income) expense	(473)	6,540	(11,345)	—	(5,278)
Operating income (loss)	(28,350)	105,130	211,980	(77,773)	210,987
Intercompany items	32,781	(45,728)	(12,005)	24,952	—
Interest (expense) income, net	(31,881)	3,540	673	—	(27,668)
Income (loss) before income taxes and equity in income of subsidiaries	(27,450)	62,942	200,648	(52,821)	183,319
Provision (benefit) for income taxes	(9,932)	57,108	13,310	21	60,507
Equity in income of subsidiaries	140,330	80,967	—	(221,297)	—
Net income	$122,812	$86,801	$187,338	$(274,139)	$122,812

Comprehensive income	$105,589	$85,501	$163,778	$(249,279)	$105,589

Condensed Consolidating Balance Sheet As of May 1, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$63,482	$1,098	$127,511	$—	$192,091
Accounts receivable, net	—	321,220	615,907	(13,674)	923,453
Inventories	—	573,410	728,687	(110,004)	1,192,093
Other current assets	73,547	19,231	82,204	15	174,997
Total current assets	137,029	914,959	1,554,309	(123,663)	2,482,634
Property, plant and equipment, net	22,338	336,310	518,731	(5,016)	872,363
Other assets:
Other intangible assets, net	—	219,483	85,275	—	304,758
Goodwill	—	453,375	1,047,228	—	1,500,603
Deferred income taxes	298	—	67,852	—	68,150
Other non-current assets	4,090,068	1,975,454	2,626,516	(8,522,888)	169,150
Total other assets	4,090,366	2,648,312	3,826,871	(8,522,888)	2,042,661
Total assets	$4,249,733	$3,899,581	$5,899,911	$(8,651,567)	$5,397,658
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$9,375	$12,318	$100	$—	$21,793
Trade accounts payable	2,532	171,714	178,497	—	352,743
Employee compensation and benefits	1,907	44,148	39,513	—	85,568
Advance payments and progress billings	—	104,033	245,200	(19,362)	329,871
Accrued warranties	—	25,792	32,402	—	58,194
Other accrued liabilities	83,445	63,282	91,425	(14,361)	223,791
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	97,259	432,869	587,137	(33,723)	1,083,542
Long-term obligations	1,260,499	—	—	—	1,260,499
Other liabilities:
Liabilities for postretirement benefits	18,148	873	—	—	19,021
Accrued pension costs	127,491	8,686	3,893	—	140,070
Other non-current liabilities	4,455	6,881	141,309	—	152,645
Total other liabilities	150,094	16,440	145,202	—	311,736
Shareholders’ equity	2,741,881	3,450,272	5,167,572	(8,617,844)	2,741,881
Total liabilities and shareholders’ equity	$4,249,733	$3,899,581	$5,899,911	$(8,651,567)	$5,397,658

Condensed Consolidating Balance Sheet As of October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	391,672	684,299	(16,262)	1,059,709
Inventories	—	470,194	753,922	(115,808)	1,108,308
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	887,815	1,719,780	(132,055)	2,618,359
Property, plant and equipment, net	23,660	345,117	527,286	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	159	—	70,022	—	70,181
Other non-current assets	4,191,771	2,106,760	2,640,582	(8,759,069)	180,044
Total other assets	4,191,930	2,789,084	3,864,242	(8,759,069)	2,086,187
Total assets	$4,358,409	$4,022,016	$6,111,308	$(8,894,747)	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	214,603	178,208	—	395,945
Employee compensation and benefits	11,639	58,374	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,870	485,486	612,890	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,448	7,529	4,402	—	144,379
Other non-current liabilities	(12,108)	7,780	151,800	—	147,472
Total other liabilities	139,083	16,175	156,202	—	311,460
Shareholders’ equity	2,840,997	3,520,355	5,342,134	(8,862,489)	2,840,997
Total liabilities and shareholders’ equity	$4,358,409	$4,022,016	$6,111,308	$(8,894,747)	$5,596,986

Condensed Consolidating Statement of Cash Flows Six Months ended May 1, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$95,153	$(3,468)	$(38,924)	$52,761
Investing Activities:
Property, plant and equipment acquired	(141)	(12,680)	(26,974)	(39,795)
Proceeds from sale of property, plant and equipment	942	133	2,883	3,958
Other investing activities, net	(1,203)	—	1,576	373
Net cash used by investing activities	(402)	(12,547)	(22,515)	(35,464)
Financing Activities:
Common stock issued	2,560	—	—	2,560
Dividends paid	(38,964)	—	—	(38,964)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	684	(80)	865
Net cash (used) provided by financing activities	(86,143)	684	(80)	(85,539)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9,858)	(9,858)
(Decrease) Increase in Cash and Cash Equivalents	8,608	(15,331)	(71,377)	(78,100)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$63,482	$1,098	$127,511	$192,091

Condensed Consolidating Statement of Cash Flows Six Months ended May 2, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$174,009	$56	$32,610	$206,675
Net cash used by operating activities of discontinued operations	—	(115)	—	(115)
Net cash provided (used) by operating activities	174,009	(59)	32,610	206,560
Investing Activities:
Property, plant and equipment acquired	(1,958)	(12,344)	(30,002)	(44,304)
Proceeds from sale of property, plant and equipment	—	2,710	1,495	4,205
Other investing activities, net	(66)	—	—	(66)
Net cash used by investing activities	(2,024)	(9,634)	(28,507)	(40,165)
Financing Activities:
Common stock issued	6,581	—	—	6,581
Dividends paid	(35,374)	—	—	(35,374)
Repayments of term loan	(25,000)	—	—	(25,000)
Treasury stock purchased	(129,504)	—	—	(129,504)
Other financing activities, net	(432)	(1,212)	(50)	(1,694)
Net cash used by financing activities	(183,729)	(1,212)	(50)	(184,991)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,323)	(1,323)
(Decrease) Increase in Cash and Cash Equivalents	(11,744)	(10,905)	2,730	(19,919)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$111,157	$9,456	$265,177	$385,790

20.	Subsequent Events
On May 19, 2015, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on June 18, 2015 to all shareholders of record at the close of business on June 4, 2015.
On June 1, 2015, we completed the acquisition of Montabert S.A.S. ("Montabert") for approximately €110.0 million, subject to a working capital adjustment. This acquisition was partially funded through funds borrowed under our revolving Credit Agreement, with the remainder funded from our cash on hand. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. This acquisition expands the Company's product and service capabilities for hard rock mining, tunneling and rock excavation, further diversifying our commodity and end market exposures. Montabert's results of operations will be included as part of the Underground segment from the date of the acquisition forward.

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
Operating Results
Quarter Ended May 1, 2015 Compared With Quarter Ended May 2, 2014
Net sales in the second quarter of fiscal 2015 were $810.5 million, compared to $929.7 million in the second quarter of fiscal 2014. The decrease in net sales of $119.2 million, or 13%, in the current year second quarter reflected a decrease in original equipment sales of $58.1 million, or 21%, and a decrease in service sales of $61.1 million, or 9%. Original equipment sales decreased in all regions except North America and Africa. The decrease in original equipment sales was led by Australia and China, which decreased by $38.3 million and $17.4 million, respectively. Service sales decreased in all regions except Latin America, which was flat. The decrease in service sales was led by Australia, which decreased by $36.7 million on lower demand for machine rebuilds. Compared to the prior year second quarter, net sales in the second quarter of fiscal 2015 included a $30.3 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating income in the second quarter of fiscal 2015 was $70.3 million, or 8.7% of net sales, compared to $125.7 million, or 13.5% of net sales, in the second quarter of fiscal 2014. The decrease in operating income of $55.4 million, or 44%, in the current year second quarter was primarily due to margins on lower sales volumes of $41.8 million, a less favorable product mix of $8.7 million and higher product development, selling, and administrative expenses of $7.2 million. The overall increase in product development, selling, and administrative expenses included a $6.4 million increase in current quarter restructuring costs and $12.9 million related to a non-cash pension settlement charge in Eurasia, which were partially offset by savings from the company's cost reduction programs and by lower incentive based compensation expense. During the quarter, we also had higher manufacturing cost absorption of $4.7 million, which partially offset the declines outlined above. Compared to the prior year second quarter, operating income in the second quarter of fiscal 2015 included a $1.6 million unfavorable effect of foreign currency translation.
Net income was $38.7 million, or $0.40 per diluted share, in the second quarter of fiscal 2015, compared to $74.0 million, or $0.73 per diluted share, in the second quarter of fiscal 2014.
Bookings in the second quarter of fiscal 2015 were $744.8 million, compared to $1.0 billion in the second quarter of fiscal 2014. The decrease in bookings of $302.8 million, or 29%, in the current year second quarter reflected a decrease in original equipment bookings of $200.8 million, or 57%, and a decrease in service orders of $102.1 million, or 15%. Original equipment bookings decreased in all regions. The decrease in original equipment bookings was led by North America and China, which decreased $109.1 million and $35.1 million, respectively. Original equipment bookings declined in part because the prior year second quarter included a multiple shovel order for a greenfield expansion project in the Canadian oil sands that was not repeated in the current year. Service bookings decreased in all regions except Latin America, Australia and China. The decrease in service bookings was led by North America and Africa, which decreased by $73.2 million and $28.0 million, respectively, on lower rebuild activity. Compared to the prior year second quarter, bookings in the second quarter of fiscal 2015 included a $32.9 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.

Six Months Ended May 1, 2015 Compared With Six Months Ended May 2, 2014
Net sales in the first six months of fiscal 2015 were $1.5 billion, compared to $1.8 billion in the first six months of fiscal 2014. The decrease in net sales of $254.6 million, or 14%, in the first six months of the current year reflected a decrease in original equipment sales of $135.8 million, or 25%, and a decrease in service sales of $118.8 million, or 10%. Original equipment sales decreased in all regions. The decrease in original equipment sales was led by Australia, which decreased by $73.2 million, mostly on lower longwall system and conveyor volumes. Service sales decreased in all regions except China, which was flat. The decrease in service sales was led by Australia and Africa, which decreased by $57.3 million and $25.8 million, respectively, on weakened demand for parts and rebuilds. Compared to the first six months of the prior year, net sales in the first six months of fiscal 2015 included a $47.2 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating income in the first six months of fiscal 2015 was $119.0 million, or 7.9% of net sales, compared to $211.0 million, or 11.9% of net sales, in the first six months of fiscal 2014. The decrease in operating income of $92.0 million, or 44%, in the first six months of the current year was primarily due to margins on lower sales volumes of $90.5 million and a less favorable product mix of $18.5 million. These items were partially offset by higher manufacturing cost absorption of $7.9 million, lower period costs (defined as any costs of sales other than those costs associated with selling inventory at standard costs) of $2.0 million, and reduced product development, selling and administrative expenses of $8.2 million. Product development, selling, and administrative expenses include $4.7 million of increased restructuring costs versus the first six months of fiscal 2014 and $12.9 million of non-cash pension settlement charges in Eurasia. These increases were offset by savings from the company's cost reduction programs and by lower incentive based compensation expense. Compared to the first six months of the prior year, operating income in the first six months of fiscal 2015 included a $2.1 million unfavorable effect of foreign currency translation.
Net income was $62.3 million, or $0.64 per diluted share, in the first six months of fiscal 2015, compared to $122.8 million, or $1.20 per diluted share, in the first six months of fiscal 2014.
Bookings in the first six months of fiscal 2015 were $1.4 billion, compared to $1.9 billion in the first six months of fiscal 2014. The decrease in bookings of $463.2 million, or 24%, in the first six months of the current year reflected a decrease in original equipment bookings of $274.9 million, or 46%, and a decrease in service orders of $188.3 million, or 14%. Original equipment bookings decreased in all regions except Africa. The decrease in original equipment bookings was led by North America, Latin America, China and Eurasia, which decreased $74.3 million, $65.4 million, $61.4 million and $57.5 million, respectively. Bookings declined from the prior year period in part because the 2014 bookings of the first low seam longwall system and the multiple shovel order for a greenfield expansion project in the Canadian oil sands were not repeated in the current year. Service bookings decreased in all regions except China. The decrease in service bookings was led by North America, which decreased by $105.8 million. Compared to the first six months of the prior year, bookings in the first six months of fiscal 2015 included an $82.6 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Market Outlook
While global economic growth improved through the first four months of the calendar year, other economic and commodity indicators painted a mixed picture about the strength of end markets. Strengthening economic activity in the Eurozone was met by first quarter contraction in the U.S. as extreme weather and west coast port closures impacted trade and manufacturing. At the same time, Chinese growth cooled to its lowest levels in the last six years. China has implemented significant monetary stimulus efforts in the form of reductions in both the reserve requirement ratio and lending rates over the last several months. Although a moderate amount of global growth is still expected to support demand for mined commodities, there are several macroeconomic pressures that could increase and materially impact the growth profile.
Concerns around the strength of the global economy in the first quarter contributed to the steep decline in copper prices at the end of January. Since that time, copper prices have recovered significantly as the anticipated Chinese stimulus has helped to drive positive sentiment in the market. Although refined copper markets saw a surplus through February due to weak demand and are expected to remain in surplus this year, prices appear to have stabilized in the near-term as demand is expected to pick-up in the second half of the year. Longer term, the copper project pipeline remains healthy as the expected return to a deficit position in the market is expected to support investment in the industry.
Pressure on U.S. coal markets has increased since February on low natural gas prices, combined with natural gas powered electricity generation growing substantially from a year ago. Along with the increase in governmental regulations taking effect in April, U.S. coal burn has fallen significantly through March and is expected to continue this decline in the remainder of this year. U.S. coal exports have also been challenged as a rising dollar and depressed seaborne prices have resulted in exports trending at their lowest run-rate since June 2011. The combination of these forces is expected to reduce U.S. coal production more than previously expected.
Challenges in the seaborne thermal coal market have increased in the last several months. While further supply rationalization is still needed to balance the market, the strengthening U.S. dollar, along with lower oil prices, has effectively lowered production costs for Australian, Russian and Indonesian producers, slowing the supply adjustment process.
After stabilizing for nearly a year, metalllurgical coal prices have declined precipitously over the last two months. The primary driver has been a weak global steel market where production is down through April. Growth in global steel consumption was recently revised lower for 2015. The decline in Chinese steel production has resulted in a sharp decline in metallurgical coal imports through April. Further exacerbating the oversupplied market has been the significant depreciation in several major producing regions’ currencies which, similar to thermal coal, has slowed the supply adjustment process.
The revised outlook for global steel markets has also impacted seaborne iron ore prices which fell during the second quarter. While prices have rebounded somewhat in recent weeks as signs of supply rationalization have been announced, absent a demand catalyst or a divergence from the expected ramp up in supply over the next two years, prices will likely remain at or near this current level.
While global mining markets attempt to establish a trough, concern over end-user demand for commodities and oversupplied markets still persists. Although the expected medium-term recovery and expansion in the mining market may be closer, the near-term austerity measures and asset consolidation in the mining industry continue to adversely affect the business.
Company Outlook
While we navigate through the downturn of this mining cycle, we remain committed to our growth strategies. Our acquisition of Montabert will further expand our underground hard rock portfolio. We believe that the rock drill and rock breaker product lines are highly differentiated products, complementary to our hard rock mining business. The strong service components accompanied with our existing service footprint provides a competitive advantage for us.
During these tough times, our ability to provide world-class service is more critical than ever as shorter lead-times and greater responsiveness is expected by our customers and will position us to increase our capture rates for service on our installed base of equipment. At the end of the quarter we opened a new service facility in Peru that will allow us to grow our service business by being closer to our customers in the region. We will continue to invest in our global network of service facilities, add new service products and consumables, and expand our market leading position in JoySmartsm services that help our customers sustainably lower their costs.
Notwithstanding the restructuring actions taken in the quarter to reduce our cost position and the acceleration of our manufacturing and service optimization plan, the further step down in our key commodity end markets, in particular with U.S. coal and global copper, has resulted in reduced production forecasts and further deferred maintenance on our installed base of equipment with our customers. As a result, our performance for the year will continue to be constrained.

Results of Operations
Quarter Ended May 1, 2015 Compared With Quarter Ended May 2, 2014
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Quarter Ended
In thousands	May 1, 2015	May 2, 2014	$ Change	% Change
Net Sales
Underground	$423,939	$517,878	$(93,939)	(18.1)
Surface	423,386	443,625	(20,239)	(4.6)
Eliminations	(36,802)	(31,773)	(5,029)
Total Sales	$810,523	$929,730	$(119,207)	(12.8)
Underground net sales in the second quarter of fiscal 2015 were $423.9 million, compared to $517.9 million in the second quarter of fiscal 2014. The decrease in Underground net sales of $93.9 million, or 18%, in the current year second quarter reflected a decrease in original equipment sales of $51.0 million, or 31%, and a decrease in service sales of $42.9 million, or 12%. Original equipment sales decreased in all regions, except North America and Africa. The decrease in original equipment sales was led by Australia and China, which decreased by $37.1 million and $24.1 million, respectively. Service sales decreased in all regions except North America, which was flat. The decrease in service sales was led by Australia, which decreased by $33.7 million mostly on lower rebuild activity. Compared to the prior year second quarter, Underground net sales in the second quarter of fiscal 2015 included a $20.5 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface net sales in the second quarter of fiscal 2015 were $423.4 million, compared to $443.6 million in the second quarter of fiscal 2014. The decrease in Surface net sales of $20.2 million, or 5%, in the current year second quarter reflected a decrease in original equipment sales of $1.7 million, or 1%, and a decrease in service sales of $18.6 million, or 6%. Original equipment sales decreased in all regions except North America and Eurasia. The decrease in original equipment sales was led by Latin America, which decreased by $11.9 million. Service sales declined in all regions except Latin America, which was flat. The decrease in service sales was led by North America, which decreased by $6.4 million. Compared to the prior year second quarter, Surface net sales in the second quarter of fiscal 2015 included a $9.8 million unfavorable effect of foreign currency translation.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income:

	Quarter Ended
	May 1, 2015		May 2, 2014
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Operating Income
Underground	$34,527	8.1	$67,532	13.0
Surface	56,552	13.4	82,613	18.6
Corporate Expense	(12,067)		(14,203)
Eliminations	(8,714)		(10,200)
Total Operating Income	$70,298	8.7	$125,742	13.5
Underground operating income in the second quarter of fiscal 2015 was $34.5 million, or 8.1% of net sales, compared to $67.5 million, or 13.0% of net sales, in the second quarter of fiscal 2014. The decrease in Underground operating income of $33.0 million, or 49%, in the current year second quarter was primarily due to margins on lower sales volumes of $30.8 million, a less favorable product mix of $7.7 million and higher product development, selling, and administrative costs of $11.3 million, including $1.2 million of increased restructuring activity costs and $12.9 million of non-cash pension settlement charges in Eurasia. These items were partially offset by higher manufacturing cost absorption of $4.8 million and lower period costs of $12.6 million. Compared to the prior year second quarter, Underground operating income in the second quarter of fiscal 2015 included a $1.3 million unfavorable effect of foreign currency translation.

Surface operating income in the second quarter of fiscal 2015 was $56.6 million, or 13.4% of net sales, compared to $82.6 million, or 18.6% of net sales, in the second quarter of fiscal 2014. The decrease in Surface operating income of $26.1 million, or 32%, in the current year second quarter was primarily due to margins on lower sales volumes of $9.7 million, a less favorable product mix of $3.8 million and higher period costs of $13.8 million. These items were partially offset by reduced product development, selling and administrative expenses of $1.9 million, inclusive of $5.0 million of higher restructuring charges. Compared to the prior year second quarter, Surface operating income in the second quarter of fiscal 2015 included a $0.3 million unfavorable impact of foreign currency translation.
Corporate expense in the second quarter of fiscal 2015 was $12.1 million, compared to $14.2 million in the second quarter of fiscal 2014. The decrease in corporate expense of $2.1 million, or 15%, is due to reduced administrative expenses.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the second quarter of fiscal 2015 was $161.7 million, or 20.0% of net sales, compared to $154.5 million, or 16.6% of net sales, in the second quarter of fiscal 2014. The increase in product development, selling and administrative expense of $7.2 million, or 5%, was due primarily to increased restructuring costs in the current quarter of $6.4 million and a $12.9 million non-cash pension settlement charge, partially offset by cost savings from the Company's previous restructuring programs and lower incentive based compensation expense. Restructuring activities continued in the quarter to better align our overall cost structure with anticipated levels of future demand.
Net Interest Expense
Net interest expense in the second quarter of fiscal 2015 was $13.3 million, compared to $13.8 million in the second quarter of fiscal 2014. The decrease in net interest expense of $0.6 million, or 4%, was primarily due to increased interest rates earned on interest bearing assets.
Provision for Income Taxes
The provision for income taxes in the second quarter of fiscal 2015 was $18.3 million, compared to $37.9 million in the second quarter of fiscal 2014. The effective income tax rate was 32.1% in the second quarter of fiscal 2015, compared to 33.9% in the second quarter of fiscal 2014. Net discrete tax expense of $1.2 million was recorded in the second quarter of fiscal 2015, compared to a benefit of $0.6 million in the second quarter of fiscal 2014. The decrease in the effective tax rate for the quarter, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings.
Bookings
Bookings represent new customer orders for original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders represent arrangements to purchase specific original equipment or services. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended May 1, 2015 and May 2, 2014 are as follows:

	Quarter Ended
In thousands	May 1, 2015	May 2, 2014	$ Change	% Change
Bookings
Underground	$437,482	$488,052	$(50,570)	(10.4)
Surface	344,260	600,453	(256,193)	(42.7)
Eliminations	(36,985)	(40,923)	3,938
Total Bookings	$744,757	$1,047,582	$(302,825)	(28.9)
Underground bookings in the second quarter of fiscal 2015 were $437.5 million, compared to $488.1 million in the second quarter of fiscal 2014. The decrease in Underground bookings of $50.6 million, or 10%, in the current year second quarter reflected a decrease in original equipment bookings of $17.3 million, or 11%, and a decrease in service orders of $33.3 million, or 10%. Original equipment orders decreased in all regions except North America and Africa. The largest decline in original equipment bookings occurred in China, which decreased $34.2 million on lower longwall equipment orders. Service orders decreased in all regions except Australia and China. The decrease in service orders was led by Africa and North America, which decreased by $27.5 million and $16.0 million, respectively, primarily due to lower rebuild demand. Compared to the prior year second quarter, Underground bookings in the second quarter of fiscal 2015 included a $25.2 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.

Surface bookings in the second quarter of fiscal 2015 were $344.3 million, compared to $600.5 million in the second quarter of fiscal 2014. The decrease in Surface bookings of $256.2 million, or 43%, in the current year second quarter reflected a decrease in original equipment bookings of $186.4 million, or 87%, and a decrease in service orders of $69.7 million, or 18%. Original equipment orders decreased in all regions except Eurasia. The decrease in original equipment orders was led by North America, which decreased by $123.2 million due to a multiple shovel order for a greenfield expansion project in the Canadian oil sands in the prior year that was not repeated in the current year. Service orders decreased in all regions except Latin America, which was flat, and China. The decrease in service orders was led by North America, which decreased by $51.3 million. Compared to the prior year second quarter, Surface bookings in the second quarter of fiscal 2015 included an $7.8 million unfavorable impact of foreign currency translation.

Six Months Ended May 1, 2015 Compared With Six Months Ended May 2, 2014
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Six Months Ended
In thousands	May 1, 2015	May 2, 2014	$ Change	% Change
Net Sales
Underground	$808,602	$995,341	$(186,739)	(18.8)
Surface	770,422	844,321	(73,899)	(8.8)
Eliminations	(64,628)	(70,620)	5,992
Total Sales	$1,514,396	$1,769,042	$(254,646)	(14.4)
Underground net sales in the first six months of fiscal 2015 were $808.6 million, compared to $995.3 million in the first six months of fiscal 2014. The decrease in Underground net sales of $186.7 million, or 19%, in the first six months of the current year reflected a decrease in original equipment sales of $120.0 million, or 35%, and a decrease in service sales of $66.8 million, or 10%. Original equipment sales decreased in all regions except Africa. The decrease in original equipment sales was led by Australia and China, which decreased by $63.8 million and $30.3 million, respectively. Service sales decreased in all regions except North America and China, which were flat. The decrease in service sales was led by Australia and Africa, which decreased by $48.0 million and $17.2 million, respectively, due to softness in the rebuild and parts markets in those regions. Compared to the first six months of the prior year, Underground net sales in the first six months of fiscal 2015 included a $31.6 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface net sales in the first six months of fiscal 2015 were $770.4 million, compared to $844.3 million in the first six months of fiscal 2014. The decrease in Surface net sales of $73.9 million, or 9%, in the first six months of the current year reflected a decrease in original equipment sales of $17.2 million, or 8%, and a decrease in service sales of $56.7 million, or 9%. Original equipment sales decreased in all regions except North America and Eurasia, which were flat, and China. The overall decrease in original equipment sales was led by Latin America and Australia, which decreased by $11.7 million and $8.5 million, respectively. Service sales decreased in all regions. The decrease in service sales was led by North America, which decreased by $19.3 million. Compared to the first six months of the prior year, Surface net sales in the first six months of fiscal 2015 included a $15.6 million unfavorable effect of foreign currency translation.

Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income:

	Six Months Ended
	May 1, 2015		May 2, 2014
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Operating Income
Underground	$72,724	9.0	$130,138	13.1
Surface	85,612	11.1	128,765	15.3
Corporate Expense	(24,162)		(28,425)
Eliminations	(15,170)		(19,491)
Total Operating Income	$119,004	7.9	$210,987	11.9
Underground operating income in the first six months of fiscal 2015 was $72.7 million, or 9.0% of net sales, compared to $130.1 million, or 13.1% of net sales, in the first six months of fiscal 2014. The decrease in Underground operating income of $57.4 million, or 44%, in the first six months of the current year was primarily due to margins on lower sales volumes of $62.4 million, a less favorable product mix of $9.2 million and increased product development, selling, and administrative costs of $5.9 million. The increased product development, selling, and administrative expenses include higher restructuring costs of $1.6 million and $12.9 million of non-cash pension settlement charges in Eurasia, partially offset by cost savings from restructuring programs and lower incentive compensation. During the quarter, we also had higher manufacturing cost absorption of $8.0 million and lower period costs of $13.9 million, which partially offset the declines outlined above. Compared to the first six months of the prior year, Underground operating income in the first six months of fiscal 2015 included a $2.3 million unfavorable effect of foreign currency translation.
Surface operating income in the first six months of fiscal 2015 was $85.6 million, or 11.1% of net sales, compared to $128.8 million, or 15.3% of net sales, in the first six months of fiscal 2014. The decrease in Surface operating income of $43.2 million, or 34%, in the first six months of the current year was primarily due to margins on lower sales volumes of $30.5 million, a less favorable product mix of $11.2 million and higher period costs of $11.8 million. These items were partially offset by reduced product development, selling and administrative expenses of $9.3 million, inclusive of $3.8 million of increased restructuring costs. Compared to the first six months of the prior year, Surface operating income in the first six months of fiscal 2015 included a $0.2 million favorable impact of foreign currency translation.
Corporate expense in the first six months of fiscal 2015 was $24.2 million, compared to $28.4 million in the first six months of fiscal 2014. The decrease in corporate expense of $4.3 million, or 15%, is primarily due to reduced administrative expenses.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the first six months of fiscal 2015 was $299.4 million, or 19.8% of net sales, compared to $307.6 million, or 17.4% of net sales, in the first six months of fiscal 2014. The decrease in product development, selling and administrative expense of $8.2 million, or 3%, was due primarily to cost savings from the Company's previous restructuring programs and lower incentive based compensation expense, partially offset by $12.9 million of non-cash pension settlement charges and $4.7 million of incremental charges for restructuring activities undertaken in the current fiscal year. Restructuring activities continued in the first six months of 2015 to better align our overall cost structure with anticipated levels of future demand.
Net Interest Expense
Net interest expense in the first six months of fiscal 2015 was $26.2 million, compared to $27.7 million in the first six months of fiscal 2014. The decrease in net interest expense of $1.4 million, or 5%, was primarily due to the reduction in the borrowing spreads and commitment fees as a result of the third quarter fiscal 2014 refinancing, as well as increased interest rates earned on interest bearing assets.
Provision for Income Taxes
The provision for income taxes in the first six months of fiscal 2015 was $30.5 million, compared to $60.5 million in the first six months of fiscal 2014. The effective income tax rate was 32.8% in the first six months of fiscal 2015, compared to 33.0%

in the first six months of fiscal 2014. Net discrete tax expense of $1.6 million was recorded in the first six months of fiscal 2015, compared to a benefit of $1.0 million in the first six months of fiscal 2014. The decrease in the effective tax rate for the period, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings.
Bookings and Backlog
Bookings for the six months ended May 1, 2015 and May 2, 2014 are as follows:

	Six Months Ended
In thousands	May 1, 2015	May 2, 2014	$ Change	% Change
Bookings
Underground	$844,391	$939,103	$(94,712)	(10.1)
Surface	655,058	1,033,910	(378,852)	(36.6)
Eliminations	(54,543)	(64,905)	10,362
Total Bookings	$1,444,906	$1,908,108	$(463,202)	(24.3)
Underground bookings in the first six months of fiscal 2015 were $844.4 million, compared to $939.1 million in the first six months of fiscal 2014. The decrease in Underground bookings of $94.7 million, or 10%, in the first six months of the current year reflected a decrease in original equipment bookings of $40.9 million, or 14%, and a decrease in service orders of $53.8 million, or 8%. Original equipment orders decreased in Eurasia and China by $57.5 million and $58.0 million, respectively, with increases in all other regions. Prior year original equipment orders included the booking of the first low seam longwall system, which did not repeat. Service orders decreased in all regions except China, which was flat. The decrease in service orders was led by Africa and North America, which decreased by $21.6 million and $19.0 million, respectively. Compared to the first six months of the prior year, Underground bookings in the first six months of fiscal 2015 included a $63.8 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface bookings in the first six months of fiscal 2015 were $655.1 million, compared to $1.0 billion in the first six months of fiscal 2014. The decrease in Surface bookings of $378.9 million, or 37%, in the first six months of the current year reflected a decrease in original equipment bookings of $240.1 million, or 74%, and a decrease in service orders of $138.7 million, or 20%. Original equipment orders decreased in all regions except Eurasia. The decrease in original equipment orders was led by North America and Latin America, which decreased by $124.9 million and $65.4 million, respectively. Bookings declined in part because the prior year included a multiple shovel order for a greenfield expansion project in the Canadian oil sands that was not repeated. Service orders decreased in all regions except China. The decrease in service orders was led by North America and Latin America, which declined by $78.0 million and $25.8 million, respectively. Compared to the first six months of the prior year, Surface bookings in the first six months of fiscal 2015 included an $18.8 million unfavorable impact of foreign currency translation.
Backlog represents unfilled customer orders for our original equipment and service, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Customer orders included in backlog represent contracts to purchase specific original equipment or services. The backlog amounts reported exclude sales already recognized by period end under the percentage-of-completion method of accounting. The following table provides backlog as of May 1, 2015 and October 31, 2014:

In thousands	May 1, 2015	October 31, 2014
Backlog
Underground	$765,580	$729,791
Surface	514,497	629,861
Eliminations	(16,184)	(26,269)
Total Backlog	$1,263,893	$1,333,383

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of May 1, 2015 and October 31, 2014:

In thousands	May 1, 2015	October 31, 2014
Accounts receivable, net	$923,453	$1,059,709
Inventories	1,192,093	1,108,308
Trade accounts payable	(352,743)	(395,945)
Advance payments and progress billings	(329,871)	(285,939)
Trade Working Capital	$1,432,932	$1,486,133
Other current assets	174,997	180,151
Short-term borrowings, including current portion of long-term obligations	(21,793)	(11,739)
Employee compensation and benefits	(85,568)	(136,911)
Accrued warranties	(58,194)	(67,272)
Other accrued liabilities	(223,791)	(265,600)
Working Capital Excluding Cash and Cash Equivalents	$1,218,583	$1,184,762
Cash and cash equivalents	192,091	270,191
Working Capital	$1,410,674	$1,454,953
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
Cash provided by continuing operating activities during the first six months of fiscal 2015 was $52.8 million, compared to $206.7 million during the first six months of fiscal 2014. The decrease in cash provided by continuing operations was primarily due to lower earnings and an increase in inventories, partially offset by increased advance payments and progress billings.
Cash used by investing activities during the first six months of fiscal 2015 was $35.5 million, compared to $40.2 million during the first six months of fiscal 2014. The decrease in cash used by investing activities was primarily due to a decline in capital expenditures.
Cash used by financing activities during the first six months of fiscal 2015 was $85.5 million, compared to $185.0 million during the first six months of fiscal 2014. The decrease in cash used by financing activities was primarily due to a decrease in share repurchases and a decrease in required repayments made on the Term Loan due to the change in the repayment schedule associated with the debt refinancing that occurred in the third quarter of fiscal 2014.
On February 18, 2015, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend was paid on March 18, 2015 to all shareholders of record at the close of business on March 4, 2015. In addition, on May 19, 2015, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on June 18, 2015 to all shareholders of record at the close of business on June 4, 2015.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. For the six months ended May 1, 2015, we contributed $11.2 million to our defined benefit employee pension plans. We expect contributions to our defined benefit pension plans to be less than $15.0 million for the full fiscal year.
In conjunction with a UK law change, we recorded a non-cash pension settlement charge in the current quarter of $12.9 million as a result of the decision of certain individuals to transfer their benefit out of the Company's defined benefit pension plan to a defined contribution plan.

Credit Agreement
On July 29, 2014, we entered into a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012 that was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if we are not in compliance with the financial covenants in the agreement. As of May 1, 2015, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of May 1, 2015, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended May 1, 2015 and May 2, 2014 is $0.2 million and less than $0.1 million, respectively. For the six months ended May 1, 2015 and May 2, 2014, total interest expense recognized for direct borrowings under the Credit Agreement was $0.4 million and less than $0.1 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $155.6 million. As of May 1, 2015, there was $844.4 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of May 1, 2015, we were in compliance with all financial covenants of the Term Loan.
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
Stock Repurchase Program
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended May 1, 2015, we did not repurchase any shares of common stock. During the quarter ended May 2, 2014, we purchased 137,812 shares of common stock for approximately $7.5 million. During the six months ended May 1, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million. During the six months ended May 2, 2014, we purchased 2,396,710 shares of common stock for approximately $129.5 million. Since its inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of May 1, 2015, advance payments and progress billings were $329.9 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs. We had $192.1 million in cash and cash equivalents as of May 1, 2015 and $844.4 million available for borrowings under the Credit Agreement. Requirements for working capital, dividends, pension contributions, capital expenditures, acquisitions, stock repurchases and principal and interest payments on our Term Loan and Senior Notes will be adequately funded by cash on hand and continuing operations, supplemented by short and long term borrowings, as required.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed in the reports we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended May 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 3,400 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

SEC Investigation. Since the fourth quarter of 2014, the SEC’s Division of Enforcement has been conducting an investigation concerning our 2012 acquisition of International Mining Machinery Holdings Limited and related accounting matters. This investigation is discussed in Note 15, Contingent Liabilities, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Delaware Chancery Litigation. On November 12, 2014, Ironworkers Local No. 25 Pension Fund (“Plaintiff”) brought suit in the Court of Chancery of the State of Delaware (Case No. 10341) against the Company, members of its Board of Directors, and Bank of America Corporation (“Bank of America”), in its capacity as Administrative Agent under the Credit Agreement and Term Loan. Plaintiff alleges that the Company’s directors breached their fiduciary duties by unjustifiably permitting the Credit Agreement and Term Loan each to contain what Plaintiff calls a “dead hand proxy put” change of control provision, which would provide for the acceleration of amounts outstanding under the Credit Agreement in the event that a majority of the board of directors is replaced in a proxy contest. The plaintiff alleged that this provision, which has been present in a number of the Company's prior credit facilities, has a coercive effect on stockholder voting for change on the board of directors and entrenches the Company’s incumbent directors.  The complaint further asserted that Bank of America aided and abetted the defendant directors in their alleged breach of fiduciary duties. As reported in our Quarterly Report on Form 10-Q for the period ended January 30, 2015, the Company and Bank of America executed amendments to the Credit Agreement and Term Loan on January 27, 2015 to remove the "dead hand proxy put" and on the following day the Plaintiff wrote a letter informing the court that the amendments had rendered their claims moot and that they would coordinate with the Company regarding dismissal of the claims and Plaintiff's application for an award of attorneys' fees. The parties reached an agreement with respect to such fees of $0.3 million during the third quarter of 2015 and the court entered a Stipulation and Order dismissing the suit on June 5, 2015, a copy of which is filed as an exhibit to this report.

Item 1A. Risk Factors
During the quarter ended May 1, 2015, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
Form of Restricted Stock Unit Award Agreement, dated March 10, 2015, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

99.1	Stipulation and Order of Dismissal, dated June 5, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on June 5, 2015.

JOY GLOBAL INC.
(Registrant)

Date: June 5, 2015	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 5, 2015	/s/ Matthew S. Kulasa
Matthew S. Kulasa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)