Form 10-Q
period 2015-07-31
JOY GLOBAL INC
filed 2015-09-04
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2015
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 28, 2015
Common Stock, $1 par value	97,474,578

JOY GLOBAL INC.
FORM 10-Q INDEX
July 31, 2015

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

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Nine Months Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Net sales	$792,183	$875,661	$2,306,579	$2,644,703
Cost of sales	574,838	623,729	1,674,987	1,879,499
Product development, selling and administrative expenses	145,215	137,259	444,571	444,822
Other income	(1,234)	(4,618)	(5,347)	(9,896)
Operating income	73,364	119,291	192,368	330,278
Interest income	2,543	1,707	8,463	6,583
Interest expense	(16,219)	(16,604)	(48,368)	(49,148)
Income before income taxes	59,688	104,394	152,463	287,713
Provision for income taxes	14,803	33,105	45,271	93,612
Net income	$44,885	$71,289	$107,192	$194,101

Basic earnings per share	$0.46	$0.71	$1.10	$1.93
Diluted earnings per share	$0.46	$0.71	$1.09	$1.91
Dividends per share	$0.20	$0.20	$0.60	$0.55
Weighted average shares outstanding:
Basic	97,480	99,856	97,481	100,666
Diluted	98,033	100,738	98,052	101,536
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Quarter Ended
	July 31, 2015	August 1, 2014
Net income	$44,885	$71,289
Other comprehensive income (loss):
Change in unrecognized pension and other postretirement obligations, net of taxes (benefits) of $2,108 and ($6,516)	6,007	(10,176)
Derivative instrument fair market value adjustment, net of taxes of $1,312 and $165	3,137	425
Foreign currency translation adjustment on long-term intercompany foreign loans	2,332	68
Other foreign currency translation adjustment	(42,498)	20,077
Total other comprehensive (loss) income, net of taxes	(31,022)	10,394
Comprehensive income	$13,863	$81,683

	Nine Months Ended
	July 31, 2015	August 1, 2014
Net income	$107,192	$194,101
Other comprehensive income (loss):
Change in unrecognized pension and other postretirement obligations, net of taxes (benefits) of $6,643 and ($3,286)	17,700	(2,641)
Derivative instrument fair market value adjustment, net of taxes of $2,791 and $63	6,736	139
Foreign currency translation adjustment on long-term intercompany foreign loans	(1,414)	(7,862)
Other foreign currency translation adjustment	(140,781)	3,535
Total other comprehensive (loss), net of taxes	(117,759)	(6,829)
Comprehensive (loss) income	$(10,567)	$187,272

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$140,900	$270,191
Accounts receivable, net	829,536	1,059,709
Inventories	1,184,342	1,108,308
Other current assets	177,219	180,151
Total current assets	2,331,997	2,618,359
Property, plant and equipment, net	875,150	892,440
Other assets:
Other intangible assets, net	332,469	319,269
Goodwill	1,554,177	1,516,693
Deferred income taxes	74,532	70,181
Other non-current assets	163,804	180,044
Total other assets	2,124,982	2,086,187
Total assets	$5,332,129	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$14,171	$11,739
Trade accounts payable	330,838	395,945
Employee compensation and benefits	82,901	136,911
Advance payments and progress billings	297,722	285,939
Accrued warranties	56,802	67,272
Other accrued liabilities	212,440	265,600
Current liabilities of discontinued operations	11,582	11,582
Total current liabilities	1,006,456	1,174,988
Long-term obligations	1,256,032	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,721	19,609
Accrued pension costs	135,280	144,379
Other non-current liabilities	171,373	147,472
Total other liabilities	325,374	311,460
Shareholders’ equity	2,744,267	2,840,997
Total liabilities and shareholders’ equity	$5,332,129	$5,596,986
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	July 31, 2015	August 1, 2014
Operating Activities:
Net income	$107,192	$194,101
Adjustments to continuing operations:
Depreciation and amortization	102,914	98,725
Changes in deferred income taxes	7,463	(5,864)
Contributions to defined benefit employee pension plans	(12,106)	(5,760)
Defined benefit employee pension plan expense	15,786	13,575
Share-based compensation expense	23,846	11,204
Changes in long-term receivables	11,335	(2,650)
Other adjustments to continuing operations, net	697	(5,556)
Changes in working capital items attributed to continuing operations:
Accounts receivable, net	198,081	214,448
Inventories	(120,377)	(84,439)
Other current assets	(17,265)	12,324
Trade accounts payable	(60,936)	(29,442)
Employee compensation and benefits	(55,106)	(15,291)
Advance payments and progress billings	35,462	(3,352)
Accrued warranties	(9,800)	(21,579)
Other accrued liabilities	(58,472)	(72,123)
Net cash provided by operating activities of continuing operations	168,714	298,321
Net cash used by operating activities of discontinued operations	—	(103)
Net cash provided by operating activities	168,714	298,218
Investing Activities:
Acquisition of businesses, net of cash acquired	(114,353)	(47,058)
Property, plant and equipment acquired	(57,821)	(69,068)
Proceeds from sale of property, plant and equipment	4,071	8,882
Other investing activities, net	625	(89)
Net cash used by investing activities	(167,478)	(107,333)
Financing Activities:
Common stock issued	2,853	10,189
Dividends paid	(58,456)	(55,334)
Repayments of term loan	—	(37,500)
Repayments of short term debt	(11,545)	—
Treasury stock purchased	(50,000)	(194,336)
Other financing activities, net	261	(10,319)
Net cash used by financing activities	(116,887)	(287,300)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13,640)	(1,252)
Decrease in Cash and Cash Equivalents	(129,291)	(97,667)
Cash and Cash Equivalents at Beginning of Period	270,191	405,709
Cash and Cash Equivalents at End of Period	$140,900	$308,042

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Joy Global Inc. (the "Company," "we" and "us") is a leading manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery ("Underground") and Surface Mining Equipment ("Surface"). We are a major manufacturer of underground mining machinery for the extraction and haulage of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction and haulage of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, South Africa, the United Kingdom and France.

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
Acquisition of Montabert S.A.S.
On June 1, 2015, we completed the acquisition of 100% of the equity of Montabert S.A.S. ("Montabert") for approximately $121.5 million dollars, gross of cash acquired of $7.1 million dollars and subject to a working capital adjustment. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. This acquisition expands the Company's product and service capabilities for hard rock mining, tunneling and rock excavation, further diversifying our commodity and end market exposures. Montabert's results of operations will be included as part of the Underground segment from the date of the acquisition forward.
In connection with the acquisition, we preliminarily recorded goodwill of approximately $55.7 million and intangible assets of approximately $35.1 million. The intangible assets are primarily comprised of customer relationships, trade names and patents, which are being amortized over their respective estimated useful lives. Other assets acquired consist of working capital related items and property, plant, and equipment, with values that are not individually significant. The accounting for the purchase price is preliminary and subject to change, as we are in the process of obtaining third party valuations of assets acquired.

4.	Inventories
Consolidated inventories consist of the following:

In thousands	July 31, 2015	October 31, 2014
Finished goods	886,939	$835,227
Work in process	225,537	203,805
Raw materials	71,866	69,276
Total inventories	$1,184,342	$1,108,308
Finished goods include finished components and parts in addition to any finished equipment.

5. Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of July 31, 2015.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Due to the prolonged suppressed global commodity markets, its related effect on the global mining investment environment and the resulting impact on our stock price, our total shareholders’ equity exceeded our market capitalization during the latter part of the quarter ended July 31, 2015, indicating the possibility of an impairment to goodwill. Based on this indicator of impairment, we performed an interim test for impairment of goodwill as of the last day of our fiscal third quarter. We have concluded our step one evaluation on our reporting units. After completing this analysis, we determined that the estimated fair value of our Underground reporting unit was lower than the carrying value of the reporting unit. Given the timing of the decline in our market capitalization, we have not completed step two of the goodwill impairment test for this reporting unit, which will determine the amount of impairment loss, if any, for our Underground reporting unit. Step two of the impairment test requires we perform a theoretical purchase price allocation for the Underground reporting unit to determine the implied fair value of goodwill to the recorded amount of goodwill. We have engaged a third party valuation firm to assist in this process. We are unable to provide a reasonable estimate or a range of estimates for the potential non-cash impairment charge at this time. We will complete the analysis during the fourth quarter.

6. Warranties
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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Nine Months Ended
In thousands	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Balance, beginning of period	$58,194	$73,602	$67,272	$85,732
Accrual for warranty expensed during the period	7,701	7,138	26,554	23,801
Settlements made during the period	(9,933)	(17,357)	(36,320)	(46,533)
Effect of foreign currency translation	(359)	56	(1,903)	439
Acquired warranty accrual	$1,199	$246	1,199	$246
Balance, end of period	$56,802	$63,685	$56,802	$63,685

7.	Borrowings and Credit Facilities
On July 29, 2014, we entered into a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019 (as amended, the "Credit Agreement"). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012 (the "Prior Credit Agreement"), that was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if we are not in compliance with the financial covenants in the agreement. As of July 31, 2015, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of July 31, 2015, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters July 31, 2015 and August 1, 2014 is $0.4 million and $0.1 million, respectively. For the nine months ended July 31, 2015 and August 1, 2014, total interest expense recognized for direct borrowings under the Credit Agreement was $0.9 million and $0.1 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $143.2 million. As of July 31, 2015, there was $856.8 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million (as amended, the "Term Loan"). The Term Loan replaced our prior term loan, dated as of June 16, 2011 (the "Prior Term Loan"). The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of July 31, 2015, we were in compliance with all financial covenants of the Term Loan.
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
Direct borrowings and capital lease obligations consist of the following:

In thousands	July 31, 2015	October 31, 2014
Domestic:
Term Loan due 2019	375,000	375,000
6.0% Senior Notes due 2016	249,446	249,131
5.125% Senior Notes due 2021	497,097	496,806
6.625% Senior Notes due 2036	148,545	148,522
Other borrowings	—	11,634
Foreign:
Capital leases	115	187
Total obligations	1,270,203	1,281,280
Less: Amounts due within one year	(14,171)	(11,739)
Long-term obligations	$1,256,032	$1,269,541

8.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) and its components are presented in the Condensed Consolidated Statements of Comprehensive Income (Loss). Changes in accumulated other comprehensive income (loss), net of taxes, consist of the following:

	Quarter ended July 31, 2015				Quarter ended August 1, 2014
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(517,623)	$8,335	$(112,731)	$(622,019)	$(532,587)	$4,742	$2,988	$(524,857)
Other comprehensive (loss) income before reclassifications, net of taxes	(25)	1,979	(40,166)	(38,212)	(15,202)	262	20,145	5,205
Amounts reclassified from accumulated other comprehensive income, net of taxes	6,032	1,158	—	7,190	5,026	163	—	5,189
Total other comprehensive income (loss), net of taxes	6,007	3,137	(40,166)	(31,022)	(10,176)	425	20,145	10,394
Ending balance	$(511,616)	$11,472	$(152,897)	$(653,041)	$(542,763)	$5,167	$23,133	$(514,463)

	Nine months ended July 31, 2015				Nine months ended August 1, 2014
	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(529,316)	$4,736	$(10,702)	$(535,282)	$(540,122)	$5,028	$27,460	$(507,634)
Other comprehensive (loss) income before reclassifications, net of taxes	(7,152)	4,192	(142,195)	(145,155)	(15,202)	3,555	(4,327)	(15,974)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	24,852	2,544	—	27,396	12,561	(3,416)	—	9,145
Total other comprehensive income (loss), net of taxes	17,700	6,736	(142,195)	(117,759)	(2,641)	139	(4,327)	(6,829)
Ending balance	$(511,616)	$11,472	$(152,897)	$(653,041)	$(542,763)	$5,167	$23,133	$(514,463)
Details of the reclassifications from accumulated other comprehensive income (loss) are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
	Quarter Ended		Nine Months Ended		Affected Line Items in the Statements of Income
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Change in unrecognized pension and other postretirement obligations:
Amortization of prior service cost	$50	$181	$151	$539	Cost of sales/Product development, selling and administrative expense*
Amortization of net actuarial gain	5,767	5,544	17,905	15,951	Cost of sales/Product development, selling and administrative expense*
Curtailment loss attributable to unrecognized prior negotiated enhancements	—	1,582	—	1,582	Cost of sales/Product development, selling and administrative expense*
Settlement loss related to UK plan	2,323	—	15,229	—	Administrative expense
Deferred tax	(2,108)	(2,281)	(8,433)	(5,511)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income, net of taxes	$6,032	$5,026	$24,852	$12,561

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$1,642	$227	$3,606	$(4,805)	Net sales/Cost of sales**
Deferred tax	(484)	(64)	(1,062)	1,389	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	$1,158	$163	$2,544	$(3,416)

Total reclassifications for the period	$7,190	$5,189	$27,396	$9,145

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Footnote 12, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Footnote 13, Derivatives, for additional information.

9.	Shareholders' Equity
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended July 31, 2015, we did not repurchase any shares of common stock. During the quarter ended August 1, 2014, we purchased 1,091,602 shares of common stock for approximately $64.8 million. During the nine months ended July 31, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million, all purchases of which occurred in the first quarter. During the nine months ended August 1, 2014, we purchased 3,488,312 shares of common stock for approximately $194.3 million. Since its inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.

10. Share-Based Compensation
Total share-based compensation expense (income) recognized for the quarters ended July 31, 2015 and August 1, 2014 is $7.9 million and $(2.0) million, respectively. Total share-based compensation expense recognized for the nine months ended July 31, 2015 and August 1, 2014 was $23.8 million and $11.2 million, respectively. Income from share based compensation for the quarter ended August 1, 2014 was the result of the adjustment of forfeiture rates and the reassessment of performance related measures at that time. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net income.
The corresponding deferred taxes recognized related to the share-based compensation is an asset of $2.1 million and a liability of $0.1 million for the quarters ended July 31, 2015 and August 1, 2014, respectively. The corresponding deferred tax asset recognized related to the share-based compensation expense was $6.2 million and $3.0 million for the nine months ended July 31, 2015 and August 1, 2014, respectively.

11. Restructuring Charges
During fiscal 2015, in response to the adverse market conditions, the Company made decisions to further implement its cost reduction programs. 2015 programs as used herein refer to costs related to all 2015 restructuring activities. This includes entering into severance and termination agreements and full or partial closures of certain facilities in order to better align the Company's overall cost structure with anticipated levels of future demand. These activities are expected to be mostly completed by the end of fiscal 2015.
The Company incurred some immaterial restructuring costs in fiscal 2014. These costs related to decisions that preceded the fiscal 2015 restructuring plan and are therefore not considered to be part of such plan.
Restructuring charges incurred to date in fiscal 2015 have consisted of employee severance and termination costs. The following table summarizes the total expected costs and the amounts incurred by segment:

In thousands	Underground	Surface	Corporate	Consolidated
Employee Severance and Termination Costs
Total expected costs	$12,312	$6,986	$252	$19,550

Amount incurred for the quarter ended July 31, 2015	$6,896	$879	$—	$7,775
Amount incurred for the nine months ended July 31, 2015	$12,312	$6,986	$252	$19,550
All restructuring costs are recorded in the income statement under the heading Product development, selling and administrative expense.
Amounts impacting the Company's reserve for restructuring charges are as follows:

In thousands	Quarter Ended July 31, 2015	Nine Months Ended July 31, 2015
	Employee Severance and Termination Costs	Employee Severance and Termination Costs
Beginning accrual	$9,328	$—
Costs incurred	7,775	19,550
Costs paid/settled	(7,963)	(10,528)
Effect of foreign currency translation	(118)	—
Ending accrual	$9,022	$9,022
The Company expects to incur additional restructuring costs under its 2015 programs, outside of employee severance and termination costs, in the fourth quarter of fiscal 2015 and in future quarters of approximately $9.4 million related to actions taken to date in the fiscal year. Such costs primarily relate to property, plant, and equipment related charges, of which an estimated $6.3 million relates to accelerated depreciation of equipment. Charges in the fourth quarter of fiscal 2015 are expected to be $2.3 million for these items.
Additionally, subsequent to the end of the quarter, the Company undertook further actions related to its 2015 programs and expects to incur approximately $4.0 million of additional employee severance and termination costs in our fiscal fourth quarter as a result of such activities.
For the 2015 fiscal year, total restructuring charges under 2015 programs are anticipated to be between $30.0 million and $40.0 million, with $10.0 million to $20.0 million of such costs anticipated in the fourth quarter. These ranges include expected costs for activities not yet implemented. Total expected cash costs related to the 2015 programs are estimated to be approximately $24.0 million million for employee severance and termination costs, with the remaining expected charges consisting primarily of non-cash property, plant, and equipment items. We expect to achieve savings in future periods to offset these costs.

12. Retiree Benefits
The components of the net periodic benefit cost associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Service cost	$1,036	$1,634	$204	$195
Interest cost	18,344	22,511	291	315
Expected return on assets	(25,108)	(27,348)	(156)	(121)
Amortization of:
Prior service cost	17	148	33	33
Actuarial loss (gain)	5,973	5,703	(206)	(159)
Curtailment charge	—	7,838	—	—
Settlement charge	2,323	—	—	—
Net periodic benefit cost	$2,585	$10,486	$166	$263

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
In thousands	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Service cost	$2,989	$4,672	$613	$714
Interest cost	57,690	63,810	872	959
Expected return on assets	(78,698)	(79,747)	(468)	(415)
Amortization of:
Prior service cost	52	440	99	99
Actuarial loss (gain)	18,524	16,562	(619)	(611)
Curtailment charge	—	7,838	—	—
Settlement charge	15,229	—	—	—
Net periodic benefit cost	$15,786	$13,575	$497	$746
The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions, including changes in the discount rate and expected return on assets. For the nine months ended July 31, 2015, we contributed $12.1 million to our defined benefit employee pension plans, and we expect contributions to be less than $15.0 million for the full fiscal year.
In conjunction with a UK law change, we recorded non-cash pension settlement charges of $2.3 million and $15.2 million for the quarter and nine months ended July 31, 2015, respectively, as a result of the decision of certain individuals to transfer their pension benefit out of the Company's defined benefit pension plan to a defined contribution plan.

For the quarter and nine months ended August 1, 2014, a $7.8 million non-cash pension curtailment charge was recorded in conjunction with the substantial completion of negotiations with certain of our U.S. bargaining units, resulting in the freezing of their respective defined benefit plans at the end of the 2014 calendar year.

13. Derivatives
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
For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by October 2017. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statements of Income as a loss of $0.1 million for the quarter ended July 31, 2015. There was no ineffectiveness related to these contracts for the quarter ended August 1, 2014. Ineffectiveness related to these derivative contracts was also recorded in the Condensed Consolidated Statements of Income as a loss of $0.1 million and a gain of less than $0.1 million for the nine months ended July 31, 2015 and August 1, 2014, respectively.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended July 31, 2015 and August 1, 2014, we recorded gains of $1.4 million and $0.1 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item. For the nine months ended July 31, 2015 and August 1, 2014, we recorded a gain of $0.8 million and a loss of $0.7 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into in order to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Income under the heading Cost of sales. For the quarters ended July 31, 2015 and August 1, 2014, we recorded gains of $9.8 million and $0.1 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations. For the nine months ended July 31, 2015 and August 1, 2014, we recorded gains of $17.8 million and $2.7 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of (Loss) Gain Recognized in Other Comprehensive Income	(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended July 31, 2015	$2,807	Cost of sales	$(1,642)
		Sales	—
Nine months ended July 31, 2015	$5,911	Cost of sales	$(3,606)
		Sales	—
Quarter ended August 1, 2014	$363	Cost of sales	$(267)
		Sales	40
Nine months ended August 1, 2014	$5,007	Cost of sales	$4,586
		Sales	219

We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The terms of the forward contract determine the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

14. Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
Numerator:
Net income	$44,885	$71,289	$107,192	$194,101
Denominator:
Weighted average shares outstanding	97,480	99,856	97,481	100,666
Dilutive effect of stock options, performance shares and restricted stock units	553	882	571	870
Weighted average shares outstanding assuming dilution	98,033	100,738	98,052	101,536

Basic earnings per share	$0.46	$0.71	$1.10	$1.93
Diluted earnings per share	$0.46	$0.71	$1.09	$1.91
Options to purchase a weighted average of 2.7 million and 1.7 million shares were excluded from the calculations of diluted earnings per share for the quarters ended July 31, 2015 and August 1, 2014, respectively, as the effect would have been antidilutive. Options to purchase a weighted average of 2.6 million and 1.8 million shares were excluded from the calculations of diluted earnings per share for the nine months ended July 31, 2015 and August 1, 2014, respectively, as the effect would have been antidilutive.

15. Fair Value Measurements
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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of July 31, 2015 and October 31, 2014. As of July 31, 2015 and October 31, 2014, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of July 31, 2015
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$5,141	$5,141	$5,141	$—
Other Current Assets
Derivatives	$16,246	$16,246	$—	$16,246
Other Accrued Liabilities
Derivatives	$7,546	$7,546	$—	$7,546
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$375,098	$—	$375,098
6.0% Senior Notes due 2016	$249,446	$263,440	$—	$263,440
5.125% Senior Notes due 2021	$497,097	$514,570	$—	$514,570
6.625% Senior Notes due 2036	$148,545	$159,760	$—	$159,760

Fair Value Measurements as of October 31, 2014
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$20,776	$20,776	$20,776	$—
Other Current Assets
Derivatives	$2,820	$2,820	$—	$2,820
Other Accrued Liabilities
Derivatives	$7,294	$7,294	$—	$7,294
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$379,108	$—	$379,108
6.0% Senior Notes due 2016	$249,131	$272,025	$—	$272,025
5.125% Senior Notes due 2021	$496,806	$547,000	$—	$547,000
6.625% Senior Notes due 2036	$148,522	$181,095	$—	$181,095
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

16. Contingent Liabilities
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
As of July 31, 2015, we were contingently liable to banks, financial institutions and others for approximately $172.0 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other third party provided guarantees in the ordinary course of business. Of the $172.0 million, approximately $27.7 million relates to surety bonds and $1.1 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
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

17. Segment Information
We operate in two reportable segments: Underground and Surface. Crushing and conveying operating results related to surface applications are reported as part of the Surface segment, while total crushing and conveying operating results are included in the Underground segment. Eliminations primarily consist of the surface applications of crushing and conveying included in both operating segments. The results of operations for MTI and Montabert have been included in the Underground segment from their respective acquisition dates forward.
Operating income (loss) of segments does not include interest income and expense, corporate administration expenses and the provision for income taxes.

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended July 31, 2015
Net sales	$453,302	$362,559	$—	$(23,678)	$792,183
Operating income (loss)	$33,967	$57,319	$(12,542)	$(5,380)	$73,364
Interest income	—	—	2,543	—	2,543
Interest expense	—	—	(16,219)	—	(16,219)
Income (loss) before income taxes	$33,967	$57,319	$(26,218)	$(5,380)	$59,688
Depreciation and amortization	$22,826	$13,726	$186	$—	$36,738
Capital expenditures	$10,628	$7,398	$—	$—	$18,026

Quarter ended August 1, 2014
Net sales	$470,747	$435,186	$—	$(30,272)	$875,661
Operating income (loss)	$47,635	$87,269	$(7,039)	$(8,574)	$119,291
Interest income	—	—	1,707	—	1,707
Interest expense	—	—	(16,604)	—	(16,604)
Income (loss) before income taxes	$47,635	$87,269	$(21,936)	$(8,574)	$104,394
Depreciation and amortization	$18,568	$14,625	$695	$—	$33,888
Capital expenditures	$12,675	$10,078	$2,011	$—	$24,764

In thousands	Underground	Surface	Corporate	Eliminations	Total
Nine months ended July 31, 2015
Net sales	$1,261,904	$1,132,981	$—	$(88,306)	$2,306,579
Operating income (loss)	$106,691	$142,931	$(36,704)	$(20,550)	$192,368
Interest income	—	—	8,463	—	8,463
Interest expense	—	—	(48,368)	—	(48,368)
Income (loss) before income taxes	$106,691	$142,931	$(76,609)	$(20,550)	$152,463
Depreciation and amortization	$60,538	$40,672	$1,704	$—	$102,914
Capital expenditures	$24,849	$32,831	$141	$—	$57,821

Nine months ended August 1, 2014
Net sales	$1,466,088	$1,279,507	$—	$(100,892)	$2,644,703
Operating income (loss)	$177,773	$216,034	$(35,464)	$(28,065)	$330,278
Interest income	—	—	6,583	—	6,583
Interest expense	—	—	(49,148)	—	(49,148)
Income (loss) before income taxes	$177,773	$216,034	$(78,029)	$(28,065)	$287,713
Depreciation and amortization	$54,780	$41,834	$2,111	$—	$98,725
Capital expenditures	$31,653	$33,446	$3,969	$—	$69,068

18. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In July 2015, the FASB agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on October 27, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Further, in June 2015, the FASB agreed to clarifying guidance from the Securities and Exchange Commission on the presentation of debt issuance costs on revolving debt arrangements, permitting entities to elect that such costs be classified as an asset. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued and entities would apply the new guidance retrospectively to all prior periods. ASU 2015-03 will be effective for the Company beginning on October 29, 2016. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
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
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based upon one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out

(LIFO) method or the retail inventory method (RIM), and defines NRV as the "estimated selling price in the the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU is effective on a prospective basis for the Company beginning on October 28, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

19. Subsidiary Guarantors for 2016 Notes and 2036 Notes
The following tables present condensed consolidated financial information as of July 31, 2015 and October 31, 2014 and for the quarters and nine months ended July 31, 2015 and August 1, 2014 for: (a) the Company; (b) on a combined basis, the guarantors of the 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the "Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the "Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Income Quarter ended July 31, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$432,882	$608,964	$(249,663)	$792,183
Cost of sales	—	322,255	446,319	(193,736)	574,838
Product development, selling and administrative expenses	12,499	63,209	69,507	—	145,215
Other (income) expense	—	3,769	(5,003)	—	(1,234)
Operating income (loss)	(12,499)	43,649	98,141	(55,927)	73,364
Intercompany items	16,750	(30,145)	(6,865)	20,260	—
Interest (expense) income, net	(16,068)	1,863	529	—	(13,676)
Income (loss) before income taxes and equity in income of subsidiaries	(11,817)	15,367	91,805	(35,667)	59,688
Provision (benefit) for income taxes	(8,654)	997	22,460	—	14,803
Equity in income of subsidiaries	48,048	21,505	—	(69,553)	—
Net income	$44,885	$35,875	$69,345	$(105,220)	$44,885

Comprehensive income	$13,863	$37,066	$32,435	$(69,501)	$13,863

Condensed Consolidating Statement of Income Quarter ended August 1, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$523,862	$560,533	$(208,734)	$875,661
Cost of sales	—	381,527	411,714	(169,512)	623,729
Product development, selling and administrative expenses	7,017	49,531	80,711	—	137,259
Other (income) expense	—	2,344	(6,962)	—	(4,618)
Operating income (loss)	(7,017)	90,460	75,070	(39,222)	119,291
Intercompany items	15,641	(14,897)	(7,048)	6,304	—
Interest (expense) income, net	(15,614)	1,083	(366)	—	(14,897)
Income (loss) before income taxes and equity in income of subsidiaries	(6,990)	76,646	67,656	(32,918)	104,394
Provision (benefit) for income taxes	(5,923)	32,719	6,330	(21)	33,105
Equity in income of subsidiaries	72,356	25,017	—	(97,373)	—
Net income	$71,289	$68,944	$61,326	$(130,270)	$71,289

Comprehensive income	$81,683	$69,038	$80,787	$(149,825)	$81,683

Condensed Consolidating Statement of Income Nine Months ended July 31, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,405,663	$1,611,037	$(710,121)	$2,306,579
Cost of sales	—	1,032,345	1,186,093	(543,451)	1,674,987
Product development, selling and administrative expenses	36,503	185,949	222,119	—	444,571
Other (income) expense	68	12,863	(18,278)	—	(5,347)
Operating income (loss)	(36,571)	174,506	221,103	(166,670)	192,368
Intercompany items	50,106	(75,362)	(35,306)	60,562	—
Interest (expense) income, net	(47,449)	4,999	2,545	—	(39,905)
Income (loss) before income taxes and equity in income of subsidiaries	(33,914)	104,143	188,342	(106,108)	152,463
Provision (benefit) for income taxes	(2,739)	25,488	22,522	—	45,271
Equity in income of subsidiaries	138,367	19,039	—	(157,406)	—
Net income	$107,192	$97,694	$165,820	$(263,514)	$107,192

Comprehensive (loss) income	$(10,567)	$98,570	$32,286	$(130,856)	$(10,567)

Condensed Consolidating Statement of Income Nine Months ended August 1, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,504,843	$1,793,900	$(654,040)	$2,644,703
Cost of sales	—	1,115,516	1,301,028	(537,045)	1,879,499
Product development, selling and administrative expenses	35,840	184,036	224,946	—	444,822
Other (income) expense	(473)	8,496	(17,919)	—	(9,896)
Operating income (loss)	(35,367)	196,795	285,845	(116,995)	330,278
Intercompany items	48,422	(60,625)	(19,053)	31,256	—
Interest (expense) income, net	(47,495)	4,679	251	—	(42,565)
Income (loss) before income taxes and equity in income of subsidiaries	(34,440)	140,849	267,043	(85,739)	287,713
Provision (benefit) for income taxes	(15,855)	88,939	20,528	—	93,612
Equity in income of subsidiaries	212,686	105,984	—	(318,670)	—
Net income	$194,101	$157,894	$246,515	$(404,409)	$194,101

Comprehensive income	$187,272	$159,288	$240,592	$(399,880)	$187,272

Condensed Consolidating Balance Sheet As of July 31, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,138	$2,462	$113,300	$—	$140,900
Accounts receivable, net	—	246,172	599,546	(16,182)	829,536
Inventories	—	567,371	715,576	(98,605)	1,184,342
Other current assets	72,794	14,776	89,649	—	177,219
Total current assets	97,932	830,781	1,518,071	(114,787)	2,331,997
Property, plant and equipment, net	22,152	330,105	527,909	(5,016)	875,150
Other assets:
Other intangible assets, net	—	214,724	117,745	—	332,469
Goodwill	—	453,401	1,100,776	—	1,554,177
Deferred income taxes	2,841	—	71,691	—	74,532
Other non-current assets	4,095,114	2,006,794	2,540,575	(8,478,679)	163,804
Total other assets	4,097,955	2,674,919	3,830,787	(8,478,679)	2,124,982
Total assets	$4,218,039	$3,835,805	$5,876,767	$(8,598,482)	$5,332,129
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$14,063	$—	$108	$—	$14,171
Trade accounts payable	2,273	139,569	188,996	—	330,838
Employee compensation and benefits	4,976	31,574	46,351	—	82,901
Advance payments and progress billings	—	100,566	212,373	(15,217)	297,722
Accrued warranties	—	21,869	34,933	—	56,802
Other accrued liabilities	58,613	66,411	100,520	(13,104)	212,440
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	79,925	371,571	583,281	(28,321)	1,006,456
Long-term obligations	1,256,025	—	7	—	1,256,032
Other liabilities:
Liabilities for postretirement benefits	17,849	872	—	—	18,721
Accrued pension costs	117,596	8,659	9,025	—	135,280
Other non-current liabilities	2,377	7,343	161,653	—	171,373
Total other liabilities	137,822	16,874	170,678	—	325,374
Shareholders’ equity	2,744,267	3,447,360	5,122,801	(8,570,161)	2,744,267
Total liabilities and shareholders’ equity	$4,218,039	$3,835,805	$5,876,767	$(8,598,482)	$5,332,129

Condensed Consolidating Balance Sheet As of October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	400,456	675,515	(16,262)	1,059,709
Inventories	—	470,194	753,922	(115,808)	1,108,308
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	896,599	1,710,996	(132,055)	2,618,359
Property, plant and equipment, net	23,660	346,761	525,642	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	159	—	70,022	—	70,181
Other non-current assets	4,191,771	2,102,499	2,644,843	(8,759,069)	180,044
Total other assets	4,191,930	2,784,823	3,868,503	(8,759,069)	2,086,187
Total assets	$4,358,409	$4,028,183	$6,105,141	$(8,894,747)	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	215,235	177,576	—	395,945
Employee compensation and benefits	11,639	58,374	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,870	486,118	612,258	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,448	7,529	4,402	—	144,379
Other non-current liabilities	(12,108)	7,780	151,800	—	147,472
Total other liabilities	139,083	16,175	156,202	—	311,460
Shareholders’ equity	2,840,997	3,525,890	5,336,599	(8,862,489)	2,840,997
Total liabilities and shareholders’ equity	$4,358,409	$4,028,183	$6,105,141	$(8,894,747)	$5,596,986

Condensed Consolidating Statement of Cash Flows Nine Months ended July 31, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities	$76,032	$14,882	$77,800	$168,714
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(114,353)	(114,353)
Property, plant and equipment acquired	(141)	(17,429)	(40,251)	(57,821)
Proceeds from sale of property, plant and equipment	942	214	2,915	4,071
Other investing activities, net	(1,227)	—	1,852	625
Net cash used by investing activities	(426)	(17,215)	(149,837)	(167,478)
Financing Activities:
Common stock issued	2,853	—	—	2,853
Dividends paid	(58,456)	—	—	(58,456)
Treasury stock purchased	(50,000)	—	—	(50,000)
Repayments of short-term debt		(11,634)	89	(11,545)
Other financing activities, net	261	—	—	261
Net cash (used) provided by financing activities	(105,342)	(11,634)	89	(116,887)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(13,640)	(13,640)
Decrease in Cash and Cash Equivalents	(29,736)	(13,967)	(85,588)	(129,291)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$25,138	$2,462	$113,300	$140,900

Condensed Consolidating Statement of Cash Flow Nine Months ended August 1, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$194,291	$(4,062)	$108,092	$298,321
Net cash used by operating activities of discontinued operations	—	(103)	—	(103)
Net cash provided (used) by operating activities	194,291	(4,165)	108,092	298,218
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(47,058)	(47,058)
Property, plant and equipment acquired	(3,969)	(15,317)	(49,782)	(69,068)
Proceeds from sale of property, plant and equipment	—	7,124	1,758	8,882
Other investing activities, net	(82)	232	(239)	(89)
Net cash used by investing activities	(4,051)	(7,961)	(95,321)	(107,333)
Financing Activities:
Common stock issued	10,189	—	—	10,189
Dividends paid	(55,334)	—	—	(55,334)
Repayments of term loan	(37,500)	—	—	(37,500)
Treasury stock purchased	(194,336)	—	—	(194,336)
Repayments of short-term debt				—
Other financing activities, net	(1,099)	(1,212)	(8,008)	(10,319)
Net cash used by financing activities	(278,080)	(1,212)	(8,008)	(287,300)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,252)	(1,252)
(Decrease) Increase in Cash and Cash Equivalents	(87,840)	(13,338)	3,511	(97,667)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$35,061	$7,023	$265,958	$308,042

20. Subsidiary Guarantors for Credit Agreement, Term Loan and 2021 Notes
The following tables present condensed consolidated financial information as of July 31, 2015 and October 31, 2014 and for the quarters and nine months ended July 31, 2015 and August 1, 2014 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the "Supplemental Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries ("Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Income Quarter ended July 31, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$430,840	$611,006	$(249,663)	$792,183
Cost of sales	—	320,352	448,222	(193,736)	574,838
Product development, selling and administrative expenses	12,499	63,209	69,507	—	145,215
Other (income) expense	—	3,771	(5,005)	—	(1,234)
Operating income (loss)	(12,499)	43,508	98,282	(55,927)	73,364
Intercompany items	16,750	(30,145)	(6,865)	20,260	—
Interest (expense) income, net	(16,068)	1,907	485	—	(13,676)
Income (loss) before income taxes and equity in income of subsidiaries	(11,817)	15,270	91,902	(35,667)	59,688
Provision (benefit) for income taxes	(8,654)	997	22,460	—	14,803
Equity in income of subsidiaries	48,048	21,602	—	(69,650)	—
Net income	$44,885	$35,875	$69,442	$(105,317)	$44,885

Comprehensive income	$13,863	$37,066	$32,532	$(69,598)	$13,863

Condensed Consolidating Statement of Income Quarter ended August 1, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$520,247	$564,148	$(208,734)	$875,661
Cost of sales	—	378,457	414,784	(169,512)	623,729
Product development, selling and administrative expenses	7,017	49,337	80,905	—	137,259
Other (income) expense	—	2,350	(6,968)	—	(4,618)
Operating income (loss)	(7,017)	90,103	75,427	(39,222)	119,291
Intercompany items	15,641	(14,897)	(7,048)	6,304	—
Interest (expense) income, net	(15,614)	1,055	(338)	—	(14,897)
Income (loss) before income taxes and equity in income of subsidiaries	(6,990)	76,261	68,041	(32,918)	104,394
Provision (benefit) for income taxes	(5,923)	32,720	6,329	(21)	33,105
Equity in income of subsidiaries	72,356	25,017	—	(97,373)	—
Net income	$71,289	$68,558	$61,712	$(130,270)	$71,289

Comprehensive income	$81,683	$68,652	$81,173	$(149,825)	$81,683

Condensed Consolidating Statement of Income Nine Months ended July 31, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,400,258	$1,616,442	$(710,121)	$2,306,579
Cost of sales	—	1,026,939	1,191,499	(543,451)	1,674,987
Product development, selling and administrative expenses	36,503	185,949	222,119	—	444,571
Other (income) expense	68	12,872	(18,287)	—	(5,347)
Operating income (loss)	(36,571)	174,498	221,111	(166,670)	192,368
Intercompany items	50,106	(75,362)	(35,306)	60,562	—
Interest (expense) income, net	(47,449)	5,242	2,302	—	(39,905)
Income (loss) before income taxes and equity in income of subsidiaries	(33,914)	104,378	188,107	(106,108)	152,463
Provision (benefit) for income taxes	(2,739)	25,502	22,508	—	45,271
Equity in income of subsidiaries	138,367	18,818	—	(157,185)	—
Net income	$107,192	$97,694	$165,599	$(263,293)	$107,192

Comprehensive (loss) income	$(10,567)	$98,570	$32,065	$(130,635)	$(10,567)

Condensed Consolidating Statement of Income Nine Months ended August 1, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,495,659	$1,803,084	$(654,040)	$2,644,703
Cost of sales	—	1,108,173	1,308,371	(537,045)	1,879,499
Product development, selling and administrative expenses	35,840	183,363	225,619	—	444,822
Other (income) expense	(473)	8,890	(18,313)	—	(9,896)
Operating income (loss)	(35,367)	195,233	287,407	(116,995)	330,278
Intercompany items	48,422	(60,625)	(19,053)	31,256	—
Interest (expense) income, net	(47,495)	4,595	335	—	(42,565)
Income (loss) before income taxes and equity in income of subsidiaries	(34,440)	139,203	268,689	(85,739)	287,713
Provision (benefit) for income taxes	(15,855)	89,828	19,639	—	93,612
Equity in income of subsidiaries	212,686	105,984	—	(318,670)	—
Net income	$194,101	$155,359	$249,050	$(404,409)	$194,101

Comprehensive income	$187,272	$156,753	$243,127	$(399,880)	$187,272

Condensed Consolidating Balance Sheet As of July 31, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,138	$1,972	$113,790	$—	$140,900
Accounts receivable, net	—	245,241	600,477	(16,182)	829,536
Inventories	—	561,454	721,493	(98,605)	1,184,342
Other current assets	72,794	13,864	90,561	—	177,219
Total current assets	97,932	822,531	1,526,321	(114,787)	2,331,997
Property, plant and equipment, net	22,152	328,549	529,465	(5,016)	875,150
Other assets:
Other intangible assets, net	—	214,724	117,745	—	332,469
Goodwill	—	453,401	1,100,776	—	1,554,177
Deferred income taxes	2,841	—	71,691	—	74,532
Other non-current assets	4,095,114	1,978,193	2,569,176	(8,478,679)	163,804
Total other assets	4,097,955	2,646,318	3,859,388	(8,478,679)	2,124,982
Total assets	$4,218,039	$3,797,398	$5,915,174	$(8,598,482)	$5,332,129
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$14,063	$—	$108	$—	$14,171
Trade accounts payable	2,273	139,552	189,013	—	330,838
Employee compensation and benefits	4,976	31,460	46,465	—	82,901
Advance payments and progress billings	—	100,564	212,375	(15,217)	297,722
Accrued warranties	—	21,869	34,933	—	56,802
Other accrued liabilities	58,613	66,386	100,545	(13,104)	212,440
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	79,925	371,413	583,439	(28,321)	1,006,456
Long-term obligations	1,256,025	—	7	—	1,256,032
Other liabilities:
Liabilities for postretirement benefits	17,849	872	—	—	18,721
Accrued pension costs	117,596	8,659	9,025	—	135,280
Other non-current liabilities	2,377	7,343	161,653	—	171,373
Total other liabilities	137,822	16,874	170,678	—	325,374
Shareholders’ equity	2,744,267	3,409,111	5,161,050	(8,570,161)	2,744,267
Total liabilities and shareholders’ equity	$4,218,039	$3,797,398	$5,915,174	$(8,598,482)	$5,332,129

Condensed Consolidating Balance Sheet As of October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	391,672	684,299	(16,262)	1,059,709
Inventories	—	470,194	753,922	(115,808)	1,108,308
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	887,815	1,719,780	(132,055)	2,618,359
Property, plant and equipment, net	23,660	345,117	527,286	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	159	—	70,022	—	70,181
Other non-current assets	4,191,771	2,106,760	2,640,582	(8,759,069)	180,044
Total other assets	4,191,930	2,789,084	3,864,242	(8,759,069)	2,086,187
Total assets	$4,358,409	$4,022,016	$6,111,308	$(8,894,747)	$5,596,986
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	214,603	178,208	—	395,945
Employee compensation and benefits	11,639	58,374	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,870	485,486	612,890	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,448	7,529	4,402	—	144,379
Other non-current liabilities	(12,108)	7,780	151,800	—	147,472
Total other liabilities	139,083	16,175	156,202	—	311,460
Shareholders’ equity	2,840,997	3,520,355	5,342,134	(8,862,489)	2,840,997
Total liabilities and shareholders’ equity	$4,358,409	$4,022,016	$6,111,308	$(8,894,747)	$5,596,986

Condensed Consolidating Statement of Cash Flows Nine Months ended July 31, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities	$76,032	$14,392	$78,290	$168,714
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(114,353)	(114,353)
Property, plant and equipment acquired	(141)	(17,429)	(40,251)	(57,821)
Proceeds from sale of property, plant and equipment	942	214	2,915	4,071
Other investing activities, net	(1,227)	—	1,852	625
Net cash used by investing activities	(426)	(17,215)	(149,837)	(167,478)
Financing Activities:
Common stock issued	2,853	—	—	2,853
Dividends paid	(58,456)	—	—	(58,456)
Treasury stock purchased	(50,000)	—	—	(50,000)
Repayments of short-term debt		(11,634)	89	(11,545)
Other financing activities, net	261	—	—	261
Net cash (used) provided by financing activities	(105,342)	(11,634)	89	(116,887)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(13,640)	(13,640)
(Decrease) Increase in Cash and Cash Equivalents	(29,736)	(14,457)	(85,098)	(129,291)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$25,138	$1,972	$113,790	$140,900

Condensed Consolidating Statement of Cash Flows Nine Months ended August 1, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities of continuing operations	$194,291	$(4,062)	$108,092	$298,321
Net cash used by operating activities of discontinued operations	—	(103)	—	(103)
Net cash provided (used) by operating activities	194,291	(4,165)	108,092	298,218
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(47,058)	(47,058)
Property, plant and equipment acquired	(3,969)	(15,317)	(49,782)	(69,068)
Proceeds from sale of property, plant and equipment	—	7,124	1,758	8,882
Other investing activities, net	(82)	232	(239)	(89)
Net cash used by investing activities	(4,051)	(7,961)	(95,321)	(107,333)
Financing Activities:
Common stock issued	10,189	—	—	10,189
Dividends paid	(55,334)	—	—	(55,334)
Repayments of term loan	(37,500)	—	—	(37,500)
Treasury stock purchased	(194,336)	—	—	(194,336)
Repayments of short term debt				—
Other financing activities, net	(1,099)	(1,212)	(8,008)	(10,319)
Net cash used by financing activities	(278,080)	(1,212)	(8,008)	(287,300)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,252)	(1,252)
(Decrease) Increase in Cash and Cash Equivalents	(87,840)	(13,338)	3,511	(97,667)
Cash and Cash Equivalents at Beginning of Period	122,901	20,361	262,447	405,709
Cash and Cash Equivalents at End of Period	$35,061	$7,023	$265,958	$308,042

21. Subsequent Events
On August 18, 2015, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on September 18, 2015 to all shareholders of record at the close of business on September 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Overview
Joy Global Inc. is a leading manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Service sales, which include revenues from maintenance and repair services, diagnostic analysis, fabrication, mining equipment and electric motor rebuilds, equipment erection services, training, and sales of replacement parts, account for the remainder of our consolidated sales. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground and Surface. We are a major manufacturer of underground mining machinery for the extraction and haulage of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction and haulage of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, South Africa, the United Kingdom, and France.
Operating Results
Quarter Ended July 31, 2015 Compared With Quarter Ended August 1, 2014
Net sales in the third quarter of fiscal 2015 were $792.2 million, compared to $875.7 million in the third quarter of fiscal 2014. The decrease in net sales of $83.5 million, or 10%, in the current year third quarter reflected a decrease in original equipment sales of $56.9 million, or 22%, and a decrease in service sales of $26.6 million, or 4%. Original equipment sales decreased in all regions except North America (which is comprised of the United States and Canada) as well as Australia and Africa. The decrease in original equipment sales was led by Latin America, which includes Mexico, Central America, and South America and which decreased by $46.3 million, and China, which decreased by $27.1 million. Declines in service sales in North America and Africa were partially offset by increases in all other regions. The decrease in service sales was led by North America, which decreased by $49.9 million on lower demand for parts and machine rebuilds, as coal producers continue to face challenging market conditions. Compared to the prior year third quarter, net sales in the third quarter of fiscal 2015 included a $50.1 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating income in the third quarter of fiscal 2015 was $73.4 million, or 9.3% of net sales, compared to $119.3 million, or 13.6% of net sales, in the third quarter of fiscal 2014. The decrease in operating income of $45.9 million, or 38%, in the current year third quarter was primarily due to margins on lower sales volumes of $26.3 million, a less favorable product mix of $13.9 million, and higher product development, selling, and administrative expenses of $8.0 million. The overall increase in product development, selling, and administrative expenses was driven by increased bad debt expenses in North America and higher overall incentive based compensation expenses, as the prior year included a reassessment of performance related measures which did not recur in the third quarter of 2015. Also contributing to the increase in such costs are higher restructuring costs, $2.3 million of costs related to a non-cash pension settlement charge in Eurasia, and acquisition costs of $0.8 million. All of these increases were partially offset by savings from the Company's cost reduction programs. During the quarter, we also had favorable period costs (defined as any costs of sales other than those costs associated with selling inventory at standard costs) of $2.5 million, inclusive of increased excess purchase accounting charges of $2.7 million on our Montabert acquisition. The overall decrease in period costs was mostly due to lower non-cash pension curtailment charges in North America as the $7.8 million charge incurred in the prior year did not repeat. Compared to the prior year third quarter, operating income in the third quarter of fiscal 2015 included a $7.6 million unfavorable effect of foreign currency translation.
Net income was $44.9 million, or $0.46 per diluted share, in the third quarter of fiscal 2015, compared to $71.3 million, or $0.71 per diluted share, in the third quarter of fiscal 2014.
Bookings in the third quarter of fiscal 2015 were $635.1 million, compared to $923.4 million in the third quarter of fiscal 2014. The decrease in bookings of $288.4 million, or 31%, in the current year third quarter reflected a decrease in original equipment bookings of $186.5 million, or 66%, and a decrease in service orders of $101.9 million, or 16%. Original equipment bookings decreased in all regions, except Eurasia. The decrease in original equipment bookings was led by Latin America and China, which decreased $73.9 million and $56.4 million, respectively. Service bookings decreased in all regions except Eurasia, which increased $11.2 million, and Latin America, which was flat. The decline in service bookings was led by North America, which decreased by $87.8 million on lower rebuild and parts activity. Compared to the prior year third quarter, bookings in the third quarter of fiscal 2015 included a $45.8 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Nine Months Ended July 31, 2015 Compared With Nine Months Ended August 1, 2014
Net sales in the first nine months of fiscal 2015 were $2.3 billion, compared to $2.6 billion in the first nine months of fiscal 2014. The decrease in net sales of $338.1 million, or 13%, in the first nine months of the current year reflected a decrease in original equipment sales of $192.7 million, or 24%, and a decrease in service sales of $145.4 million, or 8%. Original equipment sales decreased in all regions, except North America, which was flat, and Africa. The decrease in original equipment sales was led by Australia and Latin America, which decreased by $58.2 million and $58.0 million, respectively. Service sales decreased in all regions except China. The decrease in service sales was led by Australia and North America, which decreased by $53.6 million and $45.0 million, respectively, on weakened demand for parts and rebuilds. Compared to the first nine months of the prior year, net sales in the first nine months of fiscal 2015 included a $97.3 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating income in the first nine months of fiscal 2015 was $192.4 million, or 8.3% of net sales, compared to $330.3 million, or 12.5% of net sales, in the first nine months of fiscal 2014. The decrease in operating income of $137.9 million, or 42%, in the first nine months of the current year was primarily due to margins on lower sales volumes of $117.9 million, and a less favorable product mix of $31.2 million, offset by lower product development, selling, and administrative expenses of $0.3 million. Product development, selling, and administrative expenses include $6.2 million of increased restructuring costs versus the first nine months of fiscal 2014 and $15.2 million of non-cash pension settlement charges in Eurasia. These increases were offset by savings from the company's cost reduction programs and by lower incentive based compensation expenses. In addition, the decreases in profit outlined above were partially offset by higher manufacturing cost absorption of $10.9 million, and lower period costs of $4.6 million, inclusive of increased excess purchase accounting charges of $2.8 million year over year. The decline in period costs was led by lower pension curtailment charges in North America of $7.8 million as well as lower incentive based compensation expenses. Compared to the first nine months of the prior year, operating income in the first nine months of fiscal 2015 included a $9.7 million unfavorable effect of foreign currency translation.
Net income was $107.2 million, or $1.09 per diluted share, in the first nine months of fiscal 2015, compared to $194.1 million, or $1.91 per diluted share, in the first nine months of fiscal 2014.
Bookings in the first nine months of fiscal 2015 were $2.1 billion, compared to $2.8 billion in the first nine months of fiscal 2014. The decrease in bookings of $751.6 million, or 27%, in the first nine months of the current year reflected a decrease in original equipment bookings of $461.4 million, or 52%, and a decrease in service orders of $290.2 million, or 15%. Original equipment bookings decreased in all regions. The decrease in original equipment bookings was led by Latin America, China and North America, which decreased $139.3 million, $117.9 million, and $96.0 million, respectively. Bookings declined from the prior year period in part because the 2014 bookings included the Company's first low seam longwall system and a multiple shovel order for a greenfield expansion project in the Canadian oil sands that were not repeated in the current year. Service bookings decreased in all regions. The decrease in service bookings was led by North America, which decreased by $177.4 million. Compared to the first nine months of the prior year, bookings in the first nine months of fiscal 2015 included an $128.4 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Market Outlook
Global macroeconomic trends have weakened further over the last several months and have resulted in lower estimates for growth in 2015. A slower than expected first half in the U.S., along with slowing growth in China, are largely responsible for the revised outlook. The Eurozone has stayed resilient in the face of Greek and Russian issues, with minimal growth expected in the region for 2015. Further decline in commodity prices and re-balancing in China will weigh on growth through the remainder of 2015. Slower economic activity will likely reduce commodity demand, straining market balances and keeping downward pressure on prices.
A slowing global economy has re-introduced concern surrounding the strength of copper demand and has driven related spot price declines. At the same time, refined copper markets have experienced surplus conditions through May which has also weighed on prices. Despite the pricing concerns, mine disruptions thus far in 2015 have resulted in rates of lost production that are characteristic of the copper industry. This dynamic, along with the longer-term expectation for copper to return to a deficit, should continue to elicit investment from projects that have the strongest economic incentives to proceed.
Increasing regulation of carbon emissions as well as an abundant supply of low cost natural gas has created one of the most challenging environments that the U.S. coal market has ever seen. As low natural gas price levels are expected to be maintained for the remainder of the year, this has driven a large reduction in U.S. coal burn through June, with further reductions expected for the remainder of the year. Through July, U.S. coal production has dropped substantially. The combination of the expected continuation of lower natural gas prices along with reduced coal export opportunities is likely to drive a greater than previously expected reduction in total U.S. coal production for the year.
Internationally, thermal coal markets remain well supplied amidst a slowing global demand environment. Chinese coal imports are trending significantly below peak levels and Indian power plant stockpiles are nearly three times higher than they were a year ago, reducing near-term demand.
Headwinds to the global economy have resulted in steel production falling through July, which is driving a decline in met coal demand. While supply curtailments continue to be announced, the decline in demand along with currency related production pressure has left the market in surplus. In addition, it is expected that the fourth quarter met coal prices will fall further from the levels seen at the end of the previous quarter. The impacts of a declining global steel market also continue to affect the iron ore market. The combination of weakening demand and continued strong supply growth has left iron ore prices trending at consistently low levels, although weaker demand going forward could push prices lower.
Overall, the global mining industry remains strained as miners navigate through a sharp and prolonged downturn. Commodity price declines continue to reduce our customers' capital expenditure plans and delay maintenance spending. The weakening of the global economy over the last quarter has further deteriorated the supply and demand imbalances.
Company Outlook
We are continuing to take proactive steps to better position the company for the eventual market recovery. Our focus on cost control and capital management will help mitigate the market softness currently impacting the business. We have exceeded our year-to-date cost savings target, and we will continue to drive cost out of the business over the next several quarters.
We have seen some early successes with our recent acquisition of Montabert and the integration is proceeding well. Our hard rock business is proving to be more resilient to the commodity downturn but not totally immune. We also achieved important new product development milestones as our prototype hybrid excavator and underground electric loader were delivered to hard rock customers. These new products leverage our unique energy efficient electric drive technology for a step function improvement in cost and reliability for the mines.
The ongoing challenges in commodity markets along with slowing global economic growth have weighed on our customers’ financial position and our incoming order rates. Our focus remains on prudently managing the business through the current market downturn as well as providing the world-class service and technical expertise that our customers expect and need. We will continue to invest strategically in areas that provide value to our customers and returns to our shareholders.

Results of Operations
Quarter Ended July 31, 2015 Compared With Quarter Ended August 1, 2014
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Quarter Ended
In thousands	July 31, 2015	August 1, 2014	$ Change	% Change
Net Sales
Underground	$453,302	$470,747	$(17,445)	(3.7)
Surface	362,559	435,186	(72,627)	(16.7)
Eliminations	(23,678)	(30,272)	6,594
Total Sales	$792,183	$875,661	$(83,478)	(9.5)
Underground net sales in the third quarter of fiscal 2015 were $453.3 million, compared to $470.7 million in the third quarter of fiscal 2014. The decrease in Underground net sales of $17.4 million, or 4%, in the current year third quarter reflected an increase in original equipment sales of $3.5 million, or 2%, and a decrease in service sales of $21.0 million, or 6%. Original equipment sales increased in Australia and Africa by $23.1 million and $12.2 million, respectively, with decreases in all other regions. The increase in original equipment sales in Australia are mostly due to higher longwall activity in the current year third quarter. Service sales decreased in North America and Africa with increases in all other regions. The decrease in service sales was led by North America, which decreased by $36.7 million mostly on lower demand for parts and rebuilds. Compared to the prior year third quarter, Underground net sales in the third quarter of fiscal 2015 included a $38.7 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface net sales in the third quarter of fiscal 2015 were $362.6 million, compared to $435.2 million in the third quarter of fiscal 2014. The decrease in Surface net sales of $72.6 million, or 17%, in the current year third quarter reflected a decrease in original equipment sales of $64.4 million, or 53%, and a decrease in service sales of $8.2 million, or 3%. Original equipment sales decreased in all regions except North America. The decrease in original equipment sales was led by Latin America, which decreased by $46.3 million. Service sales declined in North America and Africa, with increases in all other regions. The decrease in service sales was led by North America, which decreased by $17.6 million. Compared to the prior year third quarter, Surface net sales in the third quarter of fiscal 2015 included a $11.4 million unfavorable effect of foreign currency translation.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income:

	Quarter Ended
	July 31, 2015		August 1, 2014
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Operating Income
Underground	$33,967	7.5	$47,635	10.1
Surface	57,319	15.8	87,269	20.1
Corporate Expense	(12,542)		(7,039)
Eliminations	(5,380)		(8,574)
Total Operating Income	$73,364	9.3	$119,291	13.6
Underground operating income in the third quarter of fiscal 2015 was $34.0 million, or 7.5% of net sales, compared to $47.6 million, or 10.1% of net sales, in the third quarter of fiscal 2014. The decrease in Underground operating income of $13.7 million, or 29%, in the current year third quarter was primarily due to margins on lower sales volumes of $7.5 million, a less favorable product mix of $13.8 million and higher product development, selling, and administrative costs of $7.7 million. The overall increase in product development, selling, and administrative costs include $4.3 million of higher bad debt charges, $1.2 million of increased costs for restructuring activities, $2.3 million of non-cash pension settlement charges in Eurasia, and higher legal expenses versus the third quarter of fiscal 2014. These items were partially offset by higher manufacturing cost absorption of $10.9 million and lower period costs of $4.9 million, net of $2.7 million of increased excess purchase accounting charges. Declines in period costs were mostly impacted by the prior year quarter's $7.8 million of pension curtailment charges in North America that did not recur. Compared to the prior year third quarter, Underground operating income in the third quarter of fiscal 2015 included a $7.3 million unfavorable effect of foreign currency translation.
Surface operating income in the third quarter of fiscal 2015 was $57.3 million, or 15.8% of net sales, compared to $87.3 million, or 20.1% of net sales, in the third quarter of fiscal 2014. The decrease in Surface operating income of $30.0 million, or 34%, in the current year third quarter was primarily due to margins on lower sales volumes of $20.8 million, a less favorable product mix of $1.2 million, lower manufacturing cost absorption of $7.9 million, and higher period costs of $2.3 million. These items were partially offset by reduced product development, selling and administrative expenses of $5.3 million, inclusive of $0.3 million of higher restructuring charges, mostly due to savings from the Company's cost reduction programs. Compared to the prior year third quarter, Surface operating income in the third quarter of fiscal 2015 included a $0.3 million unfavorable impact of foreign currency translation.
Corporate expense in the third quarter of fiscal 2015 was $12.5 million, compared to $7.0 million in the third quarter of fiscal 2014. The increase in corporate expense of $5.5 million, or 78%, is due to $4.4 million of higher incentive based compensation expense in the current year third quarter on our share based compensation plans, as the prior year reassessment of performance related measures did not recur, and to $1.5 million of increased acquisition and legal costs.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the third quarter of fiscal 2015 was $145.2 million, or 18.3% of net sales, compared to $137.3 million, or 15.7% of net sales, in the third quarter of fiscal 2014. The increase in product development, selling and administrative expense of $8.0 million, or 6%, was due primarily to $4.0 million of additional bad debt expense, greater legal and related charges of $4.0 million, increased restructuring costs of $1.5 million, $2.3 million in non-cash pension settlement charges, higher incentive based compensation expense, and increased acquisition related costs. These cost increases were partially offset by savings from the Company's cost reduction programs. Restructuring activities continued in the quarter to better align the company's workforce and overall cost structure with current and expected future demand.
Net Interest Expense
Net interest expense in the third quarter of fiscal 2015 was $13.7 million, compared to $14.9 million in the third quarter of fiscal 2014. The decrease in net interest expense of $1.2 million, or 8%, was primarily due to increased interest earned on interest bearing assets as well as the reduction in the borrowing spreads and commitment fees as a result of the third quarter fiscal 2014 refinancing.
Provision for Income Taxes
The provision for income taxes in the third quarter of fiscal 2015 was $14.8 million, compared to $33.1 million in the third quarter of fiscal 2014. The effective income tax rate was 24.8% in the third quarter of fiscal 2015, compared to 31.7% in the third quarter of fiscal 2014. A net discrete tax benefit of $0.8 million was recorded in the third quarter of fiscal 2015, compared to a benefit of $0.4 million in the third quarter of fiscal 2014. The decrease in the effective tax rate for the quarter, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings. The decrease in the effective tax rate was also aided by cash repatriation benefits in the current year third quarter.
Bookings
Bookings represent new customer orders for original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders represent arrangements to purchase specific original equipment or services. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended July 31, 2015 and August 1, 2014 are as follows:

	Quarter Ended
In thousands	July 31, 2015	August 1, 2014	$ Change	% Change
Bookings
Underground	$365,705	$493,115	$(127,410)	(25.8)
Surface	325,617	482,609	(156,992)	(32.5)
Eliminations	(56,269)	(52,307)	(3,962)
Total Bookings	$635,053	$923,417	$(288,364)	(31.2)

Underground bookings in the third quarter of fiscal 2015 were $365.7 million, compared to $493.1 million in the third quarter of fiscal 2014. The decrease in Underground bookings of $127.4 million, or 26%, in the current year third quarter reflected a decrease in original equipment bookings of $85.3 million, or 48%, and a decrease in service orders of $42.2 million, or 13%. Original equipment orders decreased in all regions except Eurasia. The largest decline in original equipment bookings occurred in China, which decreased $37.1 million on lower longwall equipment orders. Service orders decreased in all regions except Eurasia. The decrease in service orders was led by North America, which decreased by $38.8 million, primarily due to lower demand for parts and rebuilds. Compared to the prior year third quarter, Underground bookings in the third quarter of fiscal 2015 included a $30.9 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface bookings in the third quarter of fiscal 2015 were $325.6 million, compared to $482.6 million in the third quarter of fiscal 2014. The decrease in Surface bookings of $157.0 million, or 33%, in the current year third quarter reflected a decrease in original equipment bookings of $94.2 million, or 68%, and a decrease in service orders of $62.8 million, or 18%. Original equipment orders decreased in all regions except North America and Eurasia. The decrease in original equipment orders was led by Latin America, which decreased by $73.9 million. Service orders decreased in all regions except Latin America, which was flat, and Africa. The decrease in service orders was led by North America, which decreased by $53.8 million. Compared to the prior year third quarter, Surface bookings in the third quarter of fiscal 2015 included a $14.9 million unfavorable impact of foreign currency translation.
Nine Months Ended July 31, 2015 Compared With Nine Months Ended August 1, 2014
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Income:

	Nine Months Ended
In thousands	July 31, 2015	August 1, 2014	$ Change	% Change
Net Sales
Underground	$1,261,904	$1,466,088	$(204,184)	(13.9)
Surface	1,132,981	1,279,507	(146,526)	(11.5)
Eliminations	(88,306)	(100,892)	12,586
Total Sales	$2,306,579	$2,644,703	$(338,124)	(12.8)
Underground net sales in the first nine months of fiscal 2015 were $1.3 billion, compared to $1.5 billion in the first nine months of fiscal 2014. The decrease in Underground net sales of $204.2 million, or 14%, in the first nine months of the current year reflected a decrease in original equipment sales of $116.4 million, or 24%, and a decrease in service sales of $87.8 million, or 9%. Original equipment sales decreased in all regions except Africa. The decrease in original equipment sales was led by China and Australia, which decreased by $52.5 million and $40.7 million, respectively. Service sales decreased in all regions except China. The decrease in service sales was led by Australia and Africa, which decreased by $42.9 million and $30.3 million, respectively, due to decreased rebuild and parts sales in those regions. Compared to the first nine months of the prior year, Underground net sales in the first nine months of fiscal 2015 included a $70.2 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface net sales in the first nine months of fiscal 2015 were $1.1 billion, compared to $1.3 billion in the first nine months of fiscal 2014. The decrease in Surface net sales of $146.5 million, or 11%, in the first nine months of the current year reflected a decrease in original equipment sales of $81.6 million, or 24%, and a decrease in service sales of $64.9 million, or 7%. Original equipment sales decreased in all regions except North America and China. The overall decrease in original equipment sales was led by Latin America, which decreased by $58.0 million. Service sales decreased in all regions. The decrease in service sales was led by North America, which decreased by $41.9 million. Compared to the first nine months of the prior year, Surface net sales in the first nine months of fiscal 2015 included a $27.1 million unfavorable effect of foreign currency translation.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income:

	Nine Months Ended
	July 31, 2015		August 1, 2014
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Operating Income
Underground	$106,691	8.5	$177,773	12.1
Surface	142,931	12.6	216,034	16.9
Corporate Expense	(36,704)		(35,464)
Eliminations	(20,550)		(28,065)
Total Operating Income	$192,368	8.3	$330,278	12.5
Underground operating income in the first nine months of fiscal 2015 was $106.7 million, or 8.5% of net sales, compared to $177.8 million, or 12.1% of net sales, in the first nine months of fiscal 2014. The decrease in Underground operating income of $71.1 million, or 40%, in the first nine months of the current year was primarily due to margins on lower sales volumes of $71.0 million, a less favorable product mix of $21.8 million and increased product development, selling, and administrative costs of $13.6 million. The increased product development, selling, and administrative expenses include higher restructuring costs of $2.8 million, $15.2 million of non-cash pension settlement charges in Eurasia, and increased bad debt expenses of $2.3 million, partially offset by lower incentive based compensation. During the year, we also had higher manufacturing cost absorption of $18.9 million and lower period costs of $18.7 million, inclusive of $2.8 million in excess purchase accounting charges, all of which partially offset the declines outlined above. Period costs were lower due to $7.8 million of pension curtailment charges that were incurred in North America in the prior year and which did not repeat in the current year, as well as favorable manufacturing cost variances. Compared to the first nine months of the prior year, Underground operating income in the first nine months of fiscal 2015 included a $9.6 million unfavorable effect of foreign currency translation.
Surface operating income in the first nine months of fiscal 2015 was $142.9 million, or 12.6% of net sales, compared to $216.0 million, or 16.9% of net sales, in the first nine months of fiscal 2014. The decrease in Surface operating income of $73.1 million, or 34%, in the first nine months of the current year was primarily due to margins on lower sales volumes of $51.2 million, a less favorable product mix of $12.6 million, lower manufacturing cost absorption of $8.0 million, and higher period costs of $14.2 million. These items were partially offset by reduced product development, selling and administrative expenses of $14.5 million, inclusive of $4.0 million of increased restructuring costs. Compared to the first nine months of the prior year, Surface operating income in the first nine months of fiscal 2015 included a $0.1 million unfavorable impact of foreign currency translation.
Corporate expense in the first nine months of fiscal 2015 was $36.7 million, compared to $35.5 million in the first nine months of fiscal 2014. The increase in corporate expense of $1.2 million, or 3%, is primarily due to higher incentive based compensation costs as well as increased acquisition and legal related costs, partially offset by administrative cost reduction efforts.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the first nine months of fiscal 2015 was $444.6 million, or 19.3% of net sales, compared to $444.8 million, or 16.8% of net sales, in the first nine months of fiscal 2014. The decrease in product development, selling and administrative expense of $0.3 million, or 0.1%, was due primarily to cost savings from the Company's previous restructuring programs and lower incentive based compensation expense, partially offset by $15.2 million of non-cash pension settlement charges and $6.2 million of incremental charges for restructuring activities undertaken in the current fiscal year. Restructuring activities continued in the first nine months of 2015 to better align the company's workforce and overall cost structure with current and expected future demand.
Net Interest Expense
Net interest expense in the first nine months of fiscal 2015 was $39.9 million, compared to $42.6 million in the first nine months of fiscal 2014. The decrease in net interest expense of $2.7 million, or 6%, was primarily due to the reduction in the borrowing spreads and commitment fees as a result of the third quarter fiscal 2014 refinancing, as well as increased interest earned on interest bearing assets.
Provision for Income Taxes
The provision for income taxes in the first nine months of fiscal 2015 was $45.3 million, compared to $93.6 million in the first nine months of fiscal 2014. The effective income tax rate was 29.7% in the first nine months of fiscal 2015, compared to 32.5% in the first nine months of fiscal 2014. Net discrete tax expense of $0.8 million was recorded in the first nine months of fiscal 2015, compared to a benefit of $1.4 million in the first nine months of fiscal 2014. The decrease in the effective tax rate for the period, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings.
Bookings and Backlog
Bookings for the nine months ended July 31, 2015 and August 1, 2014 are as follows:

	Nine Months Ended
In thousands	July 31, 2015	August 1, 2014	$ Change	% Change
Bookings
Underground	$1,210,096	$1,432,218	$(222,122)	(15.5)
Surface	980,675	1,516,519	(535,844)	(35.3)
Eliminations	(110,812)	(117,212)	6,400
Total Bookings	$2,079,959	$2,831,525	$(751,566)	(26.5)
Underground bookings in the first nine months of fiscal 2015 were $1.2 billion, compared to $1.4 billion in the first nine months of fiscal 2014. The decrease in Underground bookings of $222.1 million, or 16%, in the first nine months of the current year reflected a decrease in original equipment bookings of $126.2 million, or 27%, and a decrease in service orders of $96.0 million, or 10%. Original equipment orders decreased in all regions except North America, which increased $42.4 million, or 34%. The largest declines were seen in China and Eurasia, which decreased by $95.1 million and $51.4 million, respectively. Prior year original equipment orders included the booking of the first high productivity low seam longwall system in Eurasia, which did not repeat, whereas the lower China volumes are being unfavorably impacted by lower longwall equipment demand. Service orders decreased in all regions. The decrease in service orders was led by North America, which decreased by $41.7 million due to lower demand for parts and rebuilds. Compared to the first nine months of the prior year, Underground bookings in the first nine months of fiscal 2015 included a $94.7 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface bookings in the first nine months of fiscal 2015 were $1.0 billion, compared to $1.5 billion in the first nine months of fiscal 2014. The decrease in Surface bookings of $535.8 million, or 35%, in the first nine months of the current year reflected a decrease in original equipment bookings of $334.3 million, or 72%, and a decrease in service orders of $201.6 million, or 19%. Original equipment orders decreased in all regions except Eurasia. The decrease in original equipment orders was led by Latin America and North America, which decreased by $139.3 million and $119.5 million, respectively. Bookings declined in part because the prior year included a multiple shovel order for a greenfield expansion project in the Canadian oil sands that was not repeated. Service orders decreased in all regions except China and Africa. The decrease in service orders was led by North America, which declined by $143.8 million. Compared to the first nine months of the prior year, Surface bookings in the first nine months of fiscal 2015 included an $33.7 million unfavorable impact of foreign currency translation.
Backlog represents unfilled customer orders for our original equipment and service, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Customer orders included in backlog represent contracts to purchase specific original equipment or services. The backlog amounts reported exclude sales already recognized by period end under the percentage-of-completion method of accounting. The following table provides backlog as of July 31, 2015 and October 31, 2014:

In thousands	July 31, 2015	October 31, 2014
Backlog
Underground	$693,473	$729,791
Surface	477,555	629,861
Eliminations	(48,775)	(26,269)
Total Backlog	$1,122,253	$1,333,383

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of July 31, 2015 and October 31, 2014:

In thousands	July 31, 2015	October 31, 2014
Accounts receivable, net	$829,536	$1,059,709
Inventories	1,184,342	1,108,308
Trade accounts payable	(330,838)	(395,945)
Advance payments and progress billings	(297,722)	(285,939)
Trade Working Capital	$1,385,318	$1,486,133
Other current assets	177,219	180,151
Short-term borrowings, including current portion of long-term obligations	(14,171)	(11,739)
Employee compensation and benefits	(82,901)	(136,911)
Accrued warranties	(56,802)	(67,272)
Other accrued liabilities	(212,440)	(265,600)
Working Capital Excluding Cash and Cash Equivalents	$1,196,223	$1,184,762
Cash and cash equivalents	140,900	270,191
Working Capital	$1,337,123	$1,454,953
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
Cash provided by continuing operating activities during the first nine months of fiscal 2015 was $168.7 million, compared to $298.3 million during the first nine months of fiscal 2014. The decrease in cash provided by continuing operations was primarily due to lower earnings, an increase in inventories, and decreases in amounts owed to trade vendors, partially offset by increased advance payments and progress billings.
Cash used by investing activities during the first nine months of fiscal 2015 was $167.5 million, compared to $107.3 million during the first nine months of fiscal 2014. The increase in cash used by investing activities was primarily due to $67.0 million of higher acquisition costs related to the acquisition of Montabert in the first nine months of the current fiscal year as compared to those incurred for the acquisition of MTI in the first nine months of the prior fiscal year. This increased cash use was partially offset by a reduction in non-acquisition related capital expenditures.
Cash used by financing activities during the first nine months of fiscal 2015 was $116.9 million, compared to $287.3 million during the first nine months of fiscal 2014. The decrease in cash used by financing activities was primarily due to a decrease in share repurchases and a decrease in required repayments made on the Term Loan due to the change in the repayment schedule associated with the debt refinancing that occurred in the third quarter of fiscal 2014.
On May 19, 2015, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend was paid on June 18, 2015 to all shareholders of record at the close of business on June 4, 2015. In addition, on August 18, 2015, our Board of Directors declared a cash dividend of $0.20 per outstanding share of common stock. The dividend will be paid on September 18, 2015 to all shareholders of record at the close of business on September 4, 2015.
Restructuring Programs
Restructuring activities continued in the first nine months of 2015 to better align the company's workforce and overall cost structure with current and expected future demand. For the 2015 fiscal year, total restructuring charges under 2015 programs are anticipated to be between $30.0 million and $40.0 million, with $10.0 million to $20.0 million of such costs anticipated in the fourth quarter as the Company continues to optimize its global manufacturing footprint. These ranges include expected costs for activities not yet implemented. Total expected cash costs related to the 2015 programs are estimated to be approximately $24.0 million for employee severance and termination costs, with the remaining expected charges consisting primarily of non-cash property, plant, and equipment items.

Quarterly Dividend Process
Beginning in the first quarter of Fiscal 2016 (December 2015), we will align the announcement of dividend payments with our release of quarterly earnings information. We will maintain similar periods between dividend declaration dates, record dates, and payment dates following this alignment.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. For the nine months ended July 31, 2015, we contributed $12.1 million to our defined benefit employee pension plans. We expect contributions to our defined benefit pension plans to be less than $15.0 million for the full fiscal year.
In conjunction with a UK law change, we recorded non-cash pension settlement charges of $2.3 million and $15.2 million for the quarter and nine months ended July 31, 2015, respectively, as a result of the decision of certain individuals to transfer their benefit out of the Company's defined benefit pension plan to a defined contribution plan.
Similarly, during the quarter and nine months ended August 1, 2014, a $7.8 million non-cash pension curtailment charge was recorded in conjunction with the substantial completion of negotiations with certain of our U.S. bargaining units, resulting in the freezing of their respective defined benefit plans at the end of the 2014 calendar year.
Credit Agreement
On July 29, 2014, we entered into a $1.0 billion unsecured revolving credit facility that matures on July 29, 2019. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $1.0 billion revolving credit agreement dated as of October 12, 2012 that was scheduled to expire on November 12, 2017. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if we are not in compliance with the financial covenants in the agreement. As of July 31, 2015, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or other returns of capital to shareholders.
As of July 31, 2015, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended July 31, 2015 and August 1, 2014 is $0.4 million and less than $0.1 million, respectively. For the nine months ended July 31, 2015 and August 1, 2014, total interest expense recognized for direct borrowings under the Credit Agreement was $0.9 million and less than $0.1 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $143.2 million. As of July 31, 2015, there was $856.8 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of July 31, 2015, we were in compliance with all financial covenants of the Term Loan.

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
Stock Repurchase Program
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended July 31, 2015, we did not repurchase any shares of common stock. During the quarter ended August 1, 2014, we purchased 1,091,602 shares of common stock for approximately $64.8 million. During the nine months ended July 31, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million, all purchases of which occurred during the first quarter. During the nine months ended August 1, 2014, we purchased 3,488,312 shares of common stock for approximately $194.3 million. Since its inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of July 31, 2015, advance payments and progress billings were $297.7 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs. We had $140.9 million in cash and cash equivalents as of July 31, 2015 and $856.8 million available for borrowings under the Credit Agreement. Requirements for working capital, dividends, pension contributions, capital expenditures, acquisitions, stock repurchases and principal and interest payments on our Term Loan and Senior Notes will be adequately funded by cash on hand and continuing operations, supplemented by short and long term borrowings, as required.

Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of July 31, 2015.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Due to the prolonged suppressed global commodity markets, its related effect on the global mining investment environment and the resulting impact on our stock price, our total shareholders’ equity exceeded our market capitalization during the latter part of the quarter ended July 31, 2015, indicating the possibility of an impairment to goodwill. Based on this indicator of impairment, we performed an interim test for impairment of goodwill as of the last day of our fiscal third quarter. We have concluded our step one evaluation on our reporting units. After completing this analysis, we determined that the estimated fair value of our Underground reporting unit was lower than the carrying value of the reporting unit.

Given the timing of the decline in our market capitalization, we have not completed step two of the goodwill impairment test for this reporting unit, which will determine the amount of impairment loss, if any, for our Underground reporting unit. Step two of the impairment test requires we perform a theoretical purchase price allocation for the Underground reporting unit to determine the implied fair value of goodwill to the recorded amount of goodwill. We have engaged a third party valuation firm to assist in this process. We are unable to provide a reasonable estimate or a range of estimates for the potential non-cash impairment charge at this time. We will complete the analysis during the fourth quarter.
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
As discussed throughout this Form 10-Q, due to the prolonged suppressed global commodities markets, its related impact on the global mining investment environment, and the resulting impact on our stock price, our total shareholders' equity exceeded our market capitalization during the latter part of the quarter ended July 31, 2015, indicating a possibility of an impairment to goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units to their book value. We generally first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then determine the fair value of the reporting unit based on a discounted cash flow model. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. If goodwill is impaired, we recognize a non-cash impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill involve a high degree of judgment and can entail subjective considerations. The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates. Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values. Due to the impairment indicator identified above, we performed an interim test for impairment of goodwill as of the last day of our fiscal third quarter. We have concluded our step one evaluation on our reporting units. After completing this analysis, we determined that the estimated fair value of our Underground reporting unit was lower than the carrying value of the reporting unit. Given the timing of the decline in our market capitalization, we have not completed step two of the goodwill impairment test for this reporting unit, which will determine the amount of impairment loss, if any, for our Underground reporting unit. Step two of the impairment test requires we perform a theoretical purchase price allocation for the Underground reporting unit to determine the implied fair value of goodwill to the recorded amount of goodwill. We have engaged a third party valuation firm to assist in this process. We are unable to provide a reasonable estimate or a range of estimates for the potential non-cash impairment charge at this time. We will complete the analysis during the fourth quarter.

Other than the discussion on goodwill above, there were no material changes to these policies since our year ended October 31, 2014.

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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEC Investigation. Since the fourth quarter of 2014, the SEC’s Division of Enforcement has been conducting an investigation concerning our 2012 acquisition of International Mining Machinery Holdings Limited and related accounting matters. This investigation is discussed in Note 16, Contingent Liabilities, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Delaware Chancery Litigation. As disclosed in our Quarterly Report on Form 10-Q for the period ended May 1, 2015, we reached an agreement with the plaintiff to pay its legal counsel fees of $0.3 million, following which the court entered a Stipulation and Order dismissing the suit on June 5, 2015.

Item 1A. Risk Factors
We are conducting an interim review of our goodwill, which may lead to future goodwill impairment charges or other asset impairment charges that may have a material adverse impact on our financial results.
A significant portion of our assets consists of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. We evaluate our goodwill and long-lived intangible assets for impairment annually in our fourth quarter, or more frequently if events or changes in circumstances suggest that impairment may exist. Our total shareholders’ equity exceeded our market capitalization during the latter part of the quarter ended July 31, 2015, indicating the possibility of an impairment to goodwill and other intangible assets, which totaled $1.9 billion, or approximately 35% of our total assets, as of July 31, 2015. Based upon this indicator of impairment, we performed an interim test for impairment of goodwill as of the last day of our fiscal third quarter and as of the date of this report, we have concluded our step one evaluation of our reporting units, noting that our Underground estimated fair value was lower than the carrying value of the reporting unit. Given the timing of the decline in our market capitalization, we have not completed step two of the goodwill impairment test for this reporting unit, which will determine the amount of impairment loss, if any, for our Underground reporting unit. Step two of the impairment test requires we perform a theoretical purchase price allocation for the Underground reporting unit to determine the implied fair value of goodwill to the recorded amount of goodwill. We have engaged a third party valuation firm to assist in this process. We are unable to provide a reasonable estimate or a range of estimates for the potential non-cash impairment charge at this time. We will complete the analysis during the fourth quarter. Because of the significance of our goodwill and other intangible assets, the results of the step 2 impairment analysis could have a material adverse effect on our results of operations and financial condition.
Except for the change in risks surrounding impairment of goodwill and other intangible assets discussed above, during the quarter ended July 31, 2015, there were no other material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 31, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on September 4, 2015.

JOY GLOBAL INC.
(Registrant)

Date: September 4, 2015	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 4, 2015	/s/ Matthew S. Kulasa
Matthew S. Kulasa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)