Form 10-K
period 2015-10-30
JOY GLOBAL INC
filed 2015-12-21
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED October 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 1, 2015, the last business day of our most recently completed second fiscal quarter, was approximately $4.2 billion, based on a closing price of $42.91 per share.
The number of shares outstanding of registrant’s common stock as of December 11, 2015 was 97,928,331.

Documents Incorporated by Reference
The information required by Part III of Form 10-K, is incorporated herein by reference to the definitive proxy statement for the registrant’s 2016 annual meeting of stockholders.

Joy Global Inc.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 30, 2015

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

•
cyclical economic conditions affecting the global mining industry and competitive pressures and changes affecting our industry, including demand for coal, copper, iron ore, oil and other commodities, as well as their substitutes;

•	general economic conditions, including those affecting the global mining industry;

•	our ability to develop products to meet the needs of our customers and the mining industry generally;

•	changes affecting our customers, including access to capital and regulations pertaining to mine safety, the environment or greenhouse gas emissions;

•	changes in laws and regulations or their interpretation and enforcement, including with respect to environmental matters;

•	changes in tax rates;

•	availability and cost of raw materials and manufactured components from third party suppliers;

•	our ability to protect our intellectual property;

•	our ability to hire and retain qualified employees and to avoid labor disputes and work stoppages;

•	our ability to generate cash from operations, obtain external funding on favorable terms and manage liquidity needs;

•	changes in credit markets, credit conditions and interest rates;

•	changes in accounting standards or practices;

•	failure or breach in security of our information technology systems; and

•	challenges arising from acquisitions, including our ability to integrate businesses that we acquire.
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

Item 1. Business
General
Joy Global Inc. (the "Company," "we" and "us") is a leading manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals and ores. We operate in two business segments: Underground Mining Machinery ("Underground") and Surface Mining Equipment ("Surface"). We are a major manufacturer of underground mining machinery for the extraction and haulage of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction and haulage of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, France, South Africa and the United Kingdom.

Service sales, which include revenues from maintenance and repair services, diagnostic analysis, fabrication, mining equipment and electric motor rebuilds, equipment erection services, training and sales of replacement parts, account for 74%, 69% and 55% of our consolidated net sales for fiscal 2015, 2014 and 2013, respectively. Sales of original equipment for the mining industry, as a class of products, accounted for 26%, 31% and 45% of our consolidated net sales for each of those years. The increased percentage of service sales is due to the deterioration of mining industry conditions during the time period.
On June 1, 2015, we completed the acquisition of 100% of the equity of Montabert S.A.S. ("Montabert") for approximately $121.5 million, gross of cash acquired of $7.1 million dollars. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. The acquisition of Montabert expands the Company's product and service capabilities for hard rock mining, tunneling and rock excavation, further diversifying our commodity and end market exposures. Montabert's results of operations have been included as part of the Underground segment from the date of the acquisition forward.
On May 30, 2014, we closed on the purchase of certain assets of Mining Technologies International Inc. ("MTI") for $44.4 million. MTI is a Canadian manufacturer of underground hard rock mining equipment primarily serving the North American markets and a world leading supplier of raise bore drilling consumables. We have acquired substantially all of the assets associated with MTI's hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included as part of the Underground segment from the acquisition date forward.
Underground
We are the world’s largest producer of high productivity underground mining machinery for the extraction of coal, potash, salt, platinum and other bedded materials. We have manufacturing facilities in Australia, Canada, China, France, South Africa, the United Kingdom and the United States, as well as sales offices and service facilities in Botswana, India, Poland and Russia. We also maintain an extensive network of service and distribution centers to rebuild and service equipment and to sell replacement parts and consumables in support of our installed base. This network includes five service centers in the United States and eight outside the United States, all of which are strategically located in major underground mining regions.
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
Flexible conveyor trains ("FCT") – An FCT is an electric-powered, single operator, self-propelled conveyor system that provides continuous haulage of material from a continuous miner to the main mine belt. The FCT uses a flexible rubber belt similar to a standard fixed conveyor. The FCT operates independently from the track crawler system, allowing the FCT to move and convey material simultaneously. Available in lengths of up to 570 feet, the FCT is able to negotiate multiple 90-degree turns in an underground mine infrastructure.

Hard rock mining products - We provide a complete range of hard rock mining products including breakers, drifters, raised boring products, blast hole drilling products, buckets and lip systems, hydraulic jumbo drills, production drills, loaders, trucks, shaft sinking and blasthole products. In addition, we provide service to support this equipment.
High angle conveyors – High angle conveyors are used in both underground and surface applications. They provide a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles. One of the differentiating factors of our conveyor technology is the use of a proprietary fully equalized pressing mechanism which secures material toward the center of the belt, while sealing the belt edges together. The high angle conveyor has throughput rates ranging from 0.30 to 4,400 tons per hour.
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
Shuttle cars – Shuttle cars, a type of rubber-tired haulage vehicle, are electric-powered using an umbilical cable. Their purpose is to transport material from continuous miners to the feeder breaker where chain conveyors in the shuttle cars unload the material. Some models of shuttle cars can carry up to 30 metric tons of mined material.
Life cycle management – We offer life cycle management programs for both underground and surface applications. These programs help our customers to optimize the productivity and cost effective use of our equipment over the life of the equipment. Each life cycle management program is specifically designed for a particular customer’s application of our equipment. Under each program, we provide products and services to support the equipment during its operating life cycle. Our life cycle management arrangements include cost per ton, component exchange programs and parts contracts. Cost per ton programs allow our customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, and our component exchange programs and parts contracts minimize production disruptions for repair or scheduled rebuilds. Customer commitments for underground life cycle management programs totaled approximately $412.2 million as of October 30, 2015.
In addition to life cycle management support, our Underground segment provides equipment assemblies, service, repairs, rebuilds, parts, consumables, enhancement kits and training to customers globally.
Project management – Our project management services provide a single point of contact for our comprehensive set of services, from contract origination to operational completion.
Smart Services – Our Smart Services support offering gathers relevant information real time and uses this information to deliver services that are preemptive and predictive, which enables our customers to maximize the productivity and value of their assets by providing better machine availability, utilization and reduced costs. The services include equipment monitoring, predictive diagnostics, service training support and parts management.
Distribution arrangements - Our personnel and distribution centers are strategically located close to customers in major mining centers around the world. We sell our products and services directly to our customers through a global network of sales and marketing personnel. Our direct customer service and support infrastructure quickly and efficiently provide customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges and services.
We have an exclusive distribution and authorized service provider agreement with J.H. Fletcher & Co. that gives us the right to market, sell and service all Fletcher products to coal mines, as well as hard rock and industrial mineral mines that use our cutting products. This agreement covers all locations worldwide with the exception of North America, Australia and Norway, where Fletcher directly markets, sells and services its products, and coal mines in Poland where our rights are not exclusive.
During the year, we entered into an OEM Supply Agreement and a Distribution Agreement with Doosan Holdings Europe Limited. Under the OEM Supply Agreement, there are purchasing and supply obligations for Montabert products with Doosan entities in the United States, the United Kingdom, India, Benelux, Europe, China, Korea and France. Under the Distribution Agreement, certain distribution rights for Montabert products were provided to Doosan entities in the United States, South Africa, the United Kingdom, India, Germany and Australia. Both agreements have a term of five years.
Surface
We are the world’s largest producer of electric mining shovels and a leading producer of blasthole drills, walking draglines and wheel loaders for open-pit mining operations. We have facilities in Australia, Brazil, Canada, Chile, China, Peru, South Africa and the United States, as well as sales offices in India, Mexico, Russia and the United Kingdom. Our products are used in the mining and processing of coal, copper, iron ore, oil sands, gold and other minerals and ores. We also provide logistics and a full range of life cycle management service support for our customers through a global network of strategically located service centers within major mining regions. In some markets, we also provide electric motor rebuilds and other selected products and services to the non-mining industrial segment and sell used electric mining shovels, drills, loaders and parts.
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
Hybrid excavators - Hybrid excavators function similar to mining shovels, extracting material to load into trucks or a means for haulage. This new Surface product is a diesel/electric powered machine with a clamshell bucket that articulates through hydraulics. The hybrid excavators are used to provide increased mobility and selectivity, which are highly sought after from a mine planning perspective. This product will also leverage the wheel loaders proprietary drive system and controls, allowing the machine to capture regenerative power and lower operating costs.
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
Life cycle management – We offer life cycle management programs for both underground and surface applications. These programs help our customers to optimize the productivity and cost effective use of our equipment over the life of the equipment. Each life cycle management program is specifically designed for a particular customer’s application of our equipment. Under each program, we provide products and services to support the equipment during its operating life cycle. Our life cycle management arrangements include cost per ton, cost per hour, component exchange programs and parts contracts. Cost per ton and cost per hour programs allow our customers to pay fixed prices for each ton of material mined or each hour of machine time utilized in order to match equipment costs with revenues, and our component exchange programs and parts contracts minimize production disruptions for repair or scheduled rebuilds. Customer commitments under surface life cycle management programs totaled approximately $756.5 million as of October 30, 2015.
In addition to life cycle management support, our Surface segment provides equipment assemblies, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, parts, consumables, enhancement kits and training to customers globally.
Project management – Our project management services provide a single point of contact for our comprehensive set of services, from contract origination to operational completion.
Smart Services – Our Smart Services support offering gathers relevant information real time and uses this information to deliver services that are preemptive and predictive, which enables our customers to maximize the productivity and value of their assets by providing better machine availability, utilization and reduced costs. The services include equipment monitoring, predictive diagnostics, service training support and parts management.
Distribution arrangements – Our personnel and distribution centers are strategically located close to customers in major mining centers around the world. We sell our products and services directly to customers through a global network of sales and marketing personnel. The Surface segment distribution organization also represents other leading providers of equipment and services to the mining and associated industries, which we refer to as “Alliance Partners."
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
Cyclicality
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on our sales of original equipment and services. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that our equipment is used to mine, including coal, copper, iron ore and oil, or their substitutes, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation and increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by our customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by our customers are likely to lead to a decrease in demand for new mining machinery, and may result in a decrease in demand for parts and services as our customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mines and delay rebuilds during industry downturns. Conversely, rising commodity prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity typically leads to an increase in demand for new mining machinery.
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
Employees
As of October 30, 2015, we employed approximately 13,400 employees worldwide, with approximately 4,600 employed in the United States. Collective bargaining agreements or similar arrangements cover 27% of our U.S. workforce and 28% of our international employees. In 2016, union agreements are set to expire for 5% of our employees, with the largest agreements covering our Local 1114 union at our Milwaukee, Wisconsin facility and our Montabert union at our Lyon, France facility.
Customers

We sell our products primarily to large global and regional mining companies. During the year, we had one affiliated group of customers whose collective revenues accounted for 11% of our 2015 net sales. No other customer or affiliated group of customers accounted for 10% or more of our 2015 net sales.
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
Backlog
Backlog represents unfilled customer orders for our original equipment and service, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Such life cycle management programs extend for up to 17 years and totaled approximately $1.2 billion as of October 30, 2015. Customer orders included in backlog represent contracts to purchase specific original equipment or services. The backlog amounts reported exclude sales already recognized by fiscal year end under the percentage-of-completion method of accounting. The following table provides backlog by business segment as of each of our last three fiscal year ends:

In thousands	October 30, 2015	October 31, 2014	October 25, 2013
Underground	$541,877	$729,791	$951,227
Surface	394,010	629,861	554,971
Eliminations	(62,407)	(26,269)	(29,367)
Total Backlog	$873,480	$1,333,383	$1,476,831
Of the $873.5 million of backlog, we expect to recognize approximately $184.5 million as revenue beyond fiscal 2016.
The decrease in backlog for Underground and Surface was driven by continued softness in the commodity markets, resulting in an orders booked to net sales ratio of less than one.
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
In the fourth quarter of fiscal 2015, in connection with our annual impairment test over our indefinite-lived trademarks, a non-cash impairment charge of $10.8 million was recorded by our Underground segment. This charge is recorded in the Consolidated Statement of Operations under the heading Impairment charges.

In thousands	Underground	Surface	Consolidated
Patents
Gross Carrying Value at October 30, 2015	$23,620	$69,900	$93,520
Accumulated Amortization	(12,840)	(15,145)	(27,985)
Net Carrying Value	$10,780	$54,755	$65,535

Trademarks
Gross Carrying Value at October 30, 2015	$9,408	$12,200	$21,608
Accumulated Amortization	(169)	(4,880)	(5,049)
Net Carrying Value	$9,239	$7,320	$16,559
Research and Development
We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology and related acquisitions of technology. Research and development expenses totaled $36.2 million, $40.6 million and $49.0 million for fiscal 2015, 2014 and 2013.
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
Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings or our competitive position in fiscal 2015. Because these requirements are complex and subject to change, there can be no guarantee against the possibility of additional costs of compliance. However, we do not expect that our future compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and we do not expect to make any material capital expenditures for environmental control facilities in fiscal 2016.
Occasionally, certain of our operations or facilities have been and may become the subject of formal or informal enforcement actions or proceedings for alleged noncompliance with either environmental or worker health and safety laws or regulations. Such matters have typically been resolved through direct negotiations with the regulatory agency and have typically resulted in corrective actions or abatement programs. However, in some cases, immaterial fines or other penalties have been paid.
International Operations
For information on the risks faced by our international operations, see Item 1A, Risk Factors. For a discussion of net sales by geographic location, see Note 21, Segment Information, to the audited consolidated financial statements included herein.
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
Our international operations are subject to various economic, political and other uncertainties that could adversely affect our business. In fiscal 2015, 2014 and 2013, approximately 68%, 69% and 72% of our sales respectively were derived from sales outside the United States. Political and/or economic conditions in the countries and regions in which we operate may significantly affect our profitability and growth prospects. The following risks are associated with doing business internationally and could adversely affect our business, financial condition and results of operations:

•	regional or country specific economic downturns;

•	fluctuations in currency exchange rates, particularly the Australian dollar, British pound sterling, Canadian dollar, Chilean peso, Chinese renminbi, Euro, and South African rand;

•
complications in complying with a variety of foreign laws and regulations, including with respect to environmental and anti-corruption matters, which may adversely affect our operations and ability to compete effectively in certain jurisdictions or regions;

•	customs matters and changes in trade policy, tariff regulations or other trade restrictions;

•	economic or political instability or tensions, trade disputes and the introduction of economic sanctions;

•	terrorist attacks and international or civil conflicts that affect international trade or the mining industry, including the ongoing conflict in Ukraine;

•	unexpected changes in regulatory requirements, up to and including nationalization or expropriation by foreign governments;

•	higher tax rates and potentially adverse tax changes, including restrictions on repatriating offshore earnings, adverse tax withholding requirements and double taxation;

•	greater difficulties protecting our intellectual property;

•	increased risk of litigation and other disputes with customers;

•	fluctuations in our operating performance based on our geographic mix of sales;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	costs and difficulties in integrating, staffing and managing international operations, especially in emerging markets such as China;

•	transportation delays and interruptions;

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
Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on our sales of original equipment and services. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that our equipment is used to mine, including coal, copper, iron ore and oil, or their substitutes, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation and increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by our customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by our customers are likely to lead to a decrease in demand for new mining machinery, and may result in a decrease in demand for parts and services as our customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mines and delay rebuilds and other maintenance during industry downturns. In addition to declining orders for our products and services, adverse economic conditions for our customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital. As a result of this cyclicality in the global mining industry, we have experienced significant fluctuations in our business, results of operations and financial condition, and we expect our business to continue to be subject to these fluctuations in the future.
A large portion of our business is dependent on there being continued demand for coal, which is subject to economic and climate related risks.

Approximately 59% of our revenues come from our thermal and metallurgical coal-mining customers. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other fuel sources, particularly natural gas. In addition, coal combustion typically generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for steel, demand for coal will decline. Reduced demand for coal would result in reduced demand for our mining equipment and services and adversely affect our business, financial condition and results of operations.
Environmental regulations impacting the mining industry may adversely affect demand for our products.
We supply original equipment and services to mining companies operating in major mining regions throughout the world. Our customers’ operations are subject to or affected by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws. In addition, new environmental legislation or administrative regulations relating to mining or affecting demand for mined materials, such as the U.S. Environmental Protection Agency’s 2015 regulations imposing new carbon pollution standards for new, modified, and reconstructed power plants, or more stringent interpretations of existing laws and regulations, may require our customers to significantly change or curtail their operations. The high cost of compliance with environmental regulations may discourage our customers from expanding existing mines or developing new mines and may also cause customers to limit or even discontinue their mining operations. As a result of these factors, demand for our mining equipment and the services we provide could be adversely affected by environmental regulations directly or indirectly impacting the mining industry. Any reduction in demand for our products and services as a result of environmental regulations is likely have a material adverse effect on our business, financial condition or results of operations.
Demand for our products may be adversely impacted by regulations related to mine safety.
Our principal customers are surface and underground mining companies. The mining industry has encountered increased scrutiny as it relates to safety regulations, primarily due to high profile mining accidents. New legislation or regulations relating to mine safety standards and the increased cost of compliance with such standards may induce customers to discontinue or limit their mining operations and may discourage companies from developing new mines or maintaining existing mines, which in turn could diminish demand for our products and services.
We face risks from changes in government monetary policies that affect interest rates.
Most countries have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates. Interest rate changes affect overall economic growth, which affects demand for mined products, which in turn affects sales of our mining equipment and services. Interest rate changes also affect our customers’ ability to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products.
Central banks and other policy arms of many countries take actions to vary the amount of liquidity and credit available in an economy.  Liquidity and credit policies different from those assumed in our outlooks could impact the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial condition.
We face risks from currency exchange rate fluctuations because our international operations are conducted in various local currencies, while our consolidated financial results are reported in U.S. dollars.
Most of our significant foreign subsidiaries use local currencies as their functional currency. Because our financial reporting currency is the U.S. dollar, preparation of our consolidated financial statements requires that we translate the assets, liabilities, expenses and revenues of these subsidiaries into U.S. dollars at applicable exchange rates. Accordingly, fluctuations in the exchange rates between the U.S. dollar and the currencies of the other countries in which we conduct business, notably including the Australian dollar, British pound sterling, Canadian dollar, Chilean peso, Chinese renminbi and South African rand, may affect the value of our assets, earnings and cash flows. In addition, currency exchange rate fluctuations may affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may adversely affect demand for our equipment. Substantial exchange rate fluctuations, particularly due to strengthening of the U.S. dollar, may have a material adverse effect on our results of operations, financial condition and cash flows, as well as the comparability of our consolidated financial statements between reporting periods. While we attempt to reduce the risks from exchange rate fluctuations by entering into hedging arrangements, these arrangements may not be effective or may only delay or temporarily mitigate the adverse effect of fluctuations in exchange rates.
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
In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business and may result in a material adverse effect on our reputation, business and results of operations or financial condition.
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
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. We evaluate our finite-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We evaluate our goodwill and indefinite-lived assets for impairment annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances suggest that impairment may exist. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, we will record an impairment loss when the carrying value of the reporting unit or underlying asset exceeds its fair value. As there were triggering events at the end of the third quarter of fiscal 2015, an interim impairment test was performed, which was finalized and updated in connection with the preparation of our annual financial statements. This impairment test resulted in such a conclusion and we recorded Underground impairment charges of $42.6 million, $57.9 million, $10.8 million, $1.2 billion and $6.3 million and for property, plant and equipment, customer relationships, trademarks, goodwill and other items, respectively. In addition, we recorded Surface impairment charges of $19.2 million and $2.1 million for property, plant and equipment and customer relationships, respectively. Because of the continued significance of our goodwill and other long-lived assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. With the continued deterioration of the global commodities markets, the Company remains at risk for further goodwill impairments. Although we have concluded there is no impairment on the goodwill of $354.6 million associated with our Surface segment as of year end, we will continue to closely monitor in the future considering the uncertainty in the markets and the continued decline in our stock price after year end. Should there be still further market declines and/or stock price declines in future periods, there is increasing risk that Surface segment goodwill may be impaired. We will continue to update our evaluation as market conditions and the follow on impacts to our expected future performance and share price warrant.
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
From time to time we may acquire or make investments in companies or businesses to gain access to, or otherwise seek to enter, new product or geographic markets in which we have no, or only limited, familiarity and experience. In addition, we may acquire companies engaged in the manufacture of mining equipment that have substantial operations in other lines of business in which we have no prior experience, that we may be unwilling, or unable on commercially reasonable terms, to divest, or for which we may incur significant costs to divest. Our recent acquisition activity has included transactions of both types, including our 2014 and 2015 purchases of MTI and Montabert, respectively, through which we expanded our product lines to begin to compete in the market for underground hard rock mining equipment. While our entry into new markets may in many cases involve operations that appear complementary to our own, we may lack familiarity with the design, manufacture, sale or maintenance of equipment produced for this market, with the needs or expectations of customers operating in these markets, or with regulatory requirements affecting these markets. In addition, our competitors in new markets will have greater experience and may have greater resources than we do. As a result of these factors, we may fail to achieve the business objectives that we intended to achieve at the time we acquired or invested in a company or entered into a new market, which may have a material adverse effect on our reputation, business, financial condition or results of operations.
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
Our cost of borrowing under our unsecured revolving credit facility that matures on July 29, 2019 (as amended, the “Credit Agreement”) and our ability and the terms under which we may access the capital markets are affected by credit ratings assigned to our indebtedness by the major credit rating agencies. These ratings are premised on our performance under assorted financial metrics, such as leverage and interest coverage ratios and other measures of financial strength, business and financial risk, industry conditions, transparency with rating agencies and timeliness of financial reporting. Our current ratings have served to lower our borrowing costs and facilitate access to a variety of lenders. However, there can be no assurance that our credit ratings or outlook will not be lowered in the future in response to adverse changes in these metrics caused by our operating results, by our market outlook or by actions that we take, such as incurring additional indebtedness or by returning excess cash to shareholders through dividends or under our share repurchase program. A downgrade of our credit ratings would increase our cost of borrowing under the Credit Agreement as well as our cost of operations, negatively affect our ability to access the capital markets on advantageous terms, or at all, negatively affect the trading price of our securities and have a material adverse effect our business, financial condition and results of operations.
Significant changes in our actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension funding requirements in future periods.
Our results of operations may be affected by the amount of income or expense that we record for our defined benefit pension plans and certain other retirement benefits. We measure the valuation of our pension plans annually as of our fiscal year end in order to determine the funded status of and our funding obligation with respect to such plans. This annual valuation of our pension plans is highly dependent on certain assumptions used in actuarial valuations, which include actual and expected return on pension assets, mortality, and discount rates. These assumptions take into account current and expected financial market data, other economic conditions, such as interest rates and inflation, and other factors such as plan asset allocation, mortality tables, and future salary increases. If actual rates of return of return on pension assets materially differ from assumptions, our pension funding obligations may increase or decrease significantly. The Company’s accounting policy for defined benefit plans may subject earnings to volatility due to the immediate recognition of actuarial gains and losses, particularly those due to the change in the fair value of pension and post-retirement plan assets and interest rates. Our funding obligation is determined under governmental regulations and is measured based on the value of our assets and liabilities. An adverse change in our funded status due to the volatility of returns on pension assets and the discount rate applied could increase our required future contributions to our plans, which may adversely affect our results of operations and financial condition.
We may incur additional tax expense or become subject to additional tax exposure.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent on the location of earnings among these different jurisdictions. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. In addition, as of October 30, 2015, our foreign subsidiaries held $98.8 million of cash and cash equivalents that would be subject to U.S. taxation if repatriated to the United States. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. The results of audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have a material adverse effect on the company’s provision for income taxes and cash tax liability.
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
In the manufacture of our products we use large amounts of raw materials and processed inputs including steel, copper and engine and electronic components. We obtain raw materials and certain manufactured components from third party suppliers. Our financial performance is constrained by our ability to secure critical raw materials such as steel and copper at prices that support our cost structure, or that can be passed along to our customers through increases in the price of the equipment that we manufacture. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters, may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected. Any of these events could adversely affect our business, financial condition or results of operations.
Labor disputes and increasing labor costs could adversely affect us.
Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees. As of October 30, 2015, collective bargaining agreements or similar type arrangements cover 27% of our U.S. workforce and 28% of our international employees. We cannot provide assurance that disputes, work stoppages or strikes will not arise in the future. In addition, when existing collective bargaining agreements expire, we cannot be certain that we will be able to reach new agreements with our employees. In fiscal 2016, union agreements are to expire for 5% of our employees, with the largest agreements covering our Local 1114 union at our Milwaukee, Wisconsin facility and our Montabert union at our Lyon, France facility. New collective bargaining agreements may be on substantially different terms and may result in increased direct and indirect labor costs. Future disputes with our employees could adversely affect our business, financial condition or results of operations.
Increased IT security threats and sophisticated computer crime pose a risk to our systems, networks, products and services.
We rely on information technology ("IT") systems and networks in connection with a variety of our business activities, and we collect and store sensitive data. IT security threats and sophisticated computer crime, including advanced persistent threats such as attempts to gain unauthorized access to our systems, are increasing in sophistication and frequency. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We have experienced, and expect to continue to confront attempts from hackers and other third parties to gain unauthorized access to our IT systems and networks. Although these attacks to date have not had a material impact on us, we could in the future experience attacks that could have a material adverse effect on our financial condition, results of operations or liquidity. While we actively manage IT risks within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks and data. A failure of or breach in IT security could expose us and our customers, dealers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.
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
We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis. We do not consider ourselves to be dependent on any single customer; however, our top ten customers collectively accounted for approximately 37% of our net sales for fiscal 2015. Consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers. The loss of one or more of our significant customers could, at least on a short-term basis, have a material adverse effect on our business, financial condition or results of operations.
Regulations related to conflict minerals may force us to incur additional expenses.
In August 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rule requires us to perform due diligence, and report whether “conflict minerals,” which are defined as tin, tantalum, tungsten and gold, necessary to the functionality of a product we manufacture originated from the Democratic Republic of Congo or an adjoining country. Since 2014 we have been required to file with the SEC on an annual basis a specialized disclosure report on Form SD regarding such matters. We also may become subject to similar regulatory initiatives in other jurisdictions. As our supply chain is complex, we may incur significant costs to determine the source and custody of conflict minerals that we use in order to comply with these regulatory requirements. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our equipment, or if we are unable to conclude that our products are “conflict free.” Over time, conflict minerals reporting requirements may affect the sourcing, price and availability of some minerals which are necessary to the manufacture of our products, and may affect the availability and price of conflict minerals that are certified as conflict free. Accordingly, we may incur significant costs as a consequence of regulations related to conflict-free minerals, which may adversely affect our business, financial condition or results of operations.
We may be adversely affected by litigation or contractual obligations that give rise to liability.
We and our subsidiaries are involved in various unresolved legal matters that arise in the ordinary course of operations, the most prevalent of which relate to product liability (including asbestos and silica related liability), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business. While we maintain insurance coverage with respect to certain risks, our policies are subject to substantial deductibles. Furthermore, we cannot be certain that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance (or for which our insurers refuse to provide coverage) or that result in recoveries in excess of insurance coverage could adversely affect our business, financial condition or results of operations.
We establish reserves based on our assessment of contingencies related to legal claims asserted against us, as required by accounting principles generally accepted in the United States (“GAAP”). Developments during the course of legal proceedings may affect our assessments and estimates of our contingencies, which in turn may require us to record or change the amount of a reserve, or make a payment that is different than the amount that we have reserved. Changes to reserves and payments that are greater than reserved amounts may have a material adverse effect on our financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of October 30, 2015, the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters is currently jointly housed in 31,690 square feet and 13,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.
Underground Locations

Location	Floor Space (Sq. Ft.)		Land Area (Acres)	Principal Operations
United States
Warrendale, Pennsylvania	71,250		13	Administration, engineering
Franklin, Pennsylvania	830,900		58	Manufacturing, administration, engineering, assembly
Reno, Pennsylvania	121,400		22	Manufacturing
Solon, Ohio	101,200		11	Manufacturing
Homer City, Pennsylvania	78,500		5	Manufacturing, warehouse, administration, repairs, rebuilds, assembly
Meadowlands, Pennsylvania	117,900		12	Warehouse, administration, repairs, distribution, sales
Bluefield, Virginia	102,160		15	Manufacturing, repairs, rebuilds, assembly
Duffield, Virginia	101,310		11	Repairs, rebuilds, sales
Lebanon, Kentucky	88,250		12	Manufacturing, repairs, rebuilds, assembly
Mt. Vernon, Illinois	6,407	(2)	—	Sales
Mt. Vernon, Illinois	1,700	(1)	—	Services
Wellington, Utah	76,250		60	Warehouse, administration, repairs, rebuilds, sales, assembly
Winfield, Alabama	250,000		33	Manufacturing, administration, sales, engineering
Billings, Montana	30,000	(2)	—	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, services, assembly
Australia
Moss Vale	23,320	(2)	13	Warehouse, distribution
Moss Vale	11,302	(1)	—	Warehouse
Moss Vale	97,392		33	Manufacturing, administration, repairs, rebuilds, engineering
Parkhurst	76,639		19	Administration, repairs, rebuilds
Mudgee	2,046	(4)	—	Administration, sales
Wollongong	14,334	(3)	—	Administration, sales, engineering
Somersby	49,655		3	Manufacturing, administration, engineering
Minto	23,024		4	Manufacturing

Underground Locations

Canada
Lively	56,000		6	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, engineering, services, assembly
Lively	44,680		10	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, engineering
Thompson	4,000	(2)	—	Warehouse, administration, distribution, sales
China
Baotou	104,162	(4)	6	Repairs, rebuilds, engineering, services
Beijing	10,793	(2)	—	Administration, sales
Tianjin	372,362		18	Manufacturing, warehouse, administration, distribution
Tianjin	77,773	(8)	5	Manufacturing, warehouse, administration
Wuxi	184,338		10	Manufacturing
Jiamusi	1,038,122		65	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services
Jixi	865,341		44	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services
Huainan	293,490		42	Manufacturing, warehouse, repairs, rebuilds, distribution, sales, engineering, services
Qingdao	115,890		3	Manufacturing, warehouse, administration, services, assembly
England
Sunderland	100,850	(7)	5	Manufacturing, administration, sales, engineering
Worcester	178,000		14	Manufacturing, warehouse, administration, repairs, rebuilds, engineering
Wigan	60,000	(2)	3	Administration, engineering, services
France
Saint-Priest	217,215		17	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
India
Nagpur	8,053	(2)	—	Administration, repairs, rebuilds, distribution, sales, services, assembly
Poland
Tychy	66,206		9	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
Russia
Prokopevsk	132,628		20	Manufacturing, warehouse, administration, repairs, rebuilds, assembly
South Africa
Wadeville	503,326		29	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
Witbank	79,525		1	Administration, warehouse, distribution, sales, services
Pretoria	2,778	(2)	1	Administration

Surface Locations

Location	Floor Space (Sq. Ft.)		Land Area (Acres)	Principal Operations
United States
Milwaukee, Wisconsin	971,123		46	Manufacturing, warehouse, administration, distribution, sales, engineering, assembly
Mesa, Arizona	73,000		5	Manufacturing, warehouse, administration, repair, rebuilds, sales
Elko, Nevada	30,000		5	Repair, rebuilds
Elko Nevada	28,000	(4)	4	Repair, services
Kilgore, Texas	12,400		4	Administration, sales, services
Fort Meade, Florida	24,086	(7)	5	Warehouse, administration, repair, rebuilds, sales, services
Gillette, Wyoming	60,000		6	Manufacturing, warehouse, administration, repair, rebuilds, sales, services, assembly
Gillette, Wyoming	16,000		3	Administration, services
Evansville, Wyoming	25,000		6	Rebuilds
Virginia, Minnesota	82,000		20	Warehouse, administration, repair, rebuilds, distribution, sales, services, assembly
Oak Creek, Wisconsin	305,000	(11)	25	Warehouse, administration, distribution
Longview, Texas	1,409,000		2,150	Manufacturing, warehouse, administration, repair, distribution, sales, engineering, services, assembly
Australia
Bassendean	72,500		5	Warehouse, administration, sales, services, assembly
Mackay	36,425		3	Warehouse, administration, repair, sales, services
Hemmant	23,724		2	Warehouse, administration, repair
Murarrie	18,912	(4)	1	Administration, sales
Rutherford	15,640	(1)	4	Warehouse
Rutherford	150,000		11	Warehouse, administration, repair, rebuilds, sales, services, assembly
Brazil
Belo Horizonte	40,365	(14)	1	Administration, repair, distribution, sales, engineering, services, assembly
Canada
Calgary	33,000	(5)	1	Manufacturing, administration
Edmonton	47,100	(1)	6	Warehouse, rebuilds
Fort McMurray	63,380	(13)	5	Warehouse, rebuilds
Sparwood	30,700	(3)	2	Services
Chile
Antofagasta	101,158		6	Repair, rebuilds, engineering, services
Antofagasta	37,450	(5)	1	Warehouse
China
Tianjin	127,880	(8)	3	Manufacturing, warehouse, administration, distribution, engineering, assembly
India
Kolkata	10,176			Administration
Mexico
Cananea	15,000	(4)		Warehouse, administration, repair, sales
Tlaquepaque, Jalisco	5,823	(2)		Administration, sales
Peru

Surface Locations

Arequipa	103,800	6	Warehouse, administration, repair, rebuilds, distribution, sales, services

(1)	Under a month-to-month lease

(2)	Under a lease expiring in 2016

(3)	Under a lease expiring in 2017

(4)	Under a lease expiring in 2018

(5)	Under a lease expiring in 2019

(6)	Under a lease expiring in 2020

(7)	Under a lease expiring in 2021

(8)	Under a lease expiring in 2022

(9)	Under a lease expiring in 2023

(10)	Under a lease expiring in 2024

(11)	Under a lease expiring in 2025

(12)	Under a lease expiring in 2026

(13)	Under a lease expiring in 2027

(14)	Under a lease expiring in 2028

Item 3. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the ordinary course of operations, the most prevalent of which relate to product liability (including approximately 3,512 asbestos and silica related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

SEC Investigation. In the fourth quarter of 2014, we received a notice from the SEC’s Division of Enforcement that it was conducting an investigation into certain matters involving our acquisition of International Mining Machinery Holdings Limited ("IMM") in 2012 and related accounting matters. The notice was accompanied by a subpoena directing us to produce a variety of documents. We have provided documents responsive to the subpoena and are cooperating with the SEC in its investigation. While it is not possible to predict the timing or outcome of the SEC inquiry, we currently believe that this matter will not have a material adverse effect on our consolidated results of operation, financial position or liquidity.

Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The following table shows certain information for each of our executive officers, including their position within the corporation and their business experience. Our executive officers are designated as such each year at the organizational meeting of our Board of Directors, which follows the annual meeting of shareholders, and at other meetings as needed.

Name	Age	Current Office and Principal Occupation	Years as Officer
Edward L. Doheny II	53	President and Chief Executive Officer and a director of Joy Global Inc. since 2013. From 2006 to 2013 he served as Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Global Underground Mining LLC.	9
James M. Sullivan	55	Executive Vice President and Chief Financial Officer since 2012. He previously served as Chief Financial Officer of Solutia, Inc. from 2004 to 2012. Mr. Sullivan also served as Solutia’s Executive Vice President from 2009 until his departure and previously served as Senior Vice President from 2004 through 2009 and Treasurer from 2004 through 2011.	3
Sean D. Major	51	Executive Vice President, General Counsel and Secretary since 2007.	9
Johannes S. Maritz	56	Executive Vice President, Human Resources since 2012. From 2007 to 2012 he served as Vice President, Human Resources for Joy Global Underground Mining LLC.	3
Peter B. Salditt	51
President, Joy Global Underground Mining LLC, the Company’s Underground business segment, since 2014. He previously served as President of Atlas Copco Drilling Solutions and had 20 years’ experience with Atlas Copco in a wide variety of leadership responsibilities for their mining and construction product lines.
			<1 year
John M. Koetz	51
President, Joy Global Surface Mining Inc., the Company’s Surface business segment, since 2014. He previously served as a Vice President for the Surface business from 2010 to 2014. Prior to joining Joy Global Surface Mining, Mr. Koetz was Senior Director of Marketing for Case IH.
			<1 year
Douglas E. Blom	61
Vice President and Chief Marketing Officer since 2013. He previously served as Vice President Eurasia from 2012 to 2013 and Vice President of the Company’s Latin America region from 2008 to 2012. Mr. Blom has held a series of leadership roles with Joy Global since 1997.
			<1 year

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value of $1.00 per share, is traded on the New York Stock Exchange under the symbol “JOY.” The table below sets forth the high and low sales price and dividend payments for our common stock during the periods indicated. As of December 10, 2015, there were approximately 44,426 shareholders of record.

	Price per Share		Dividends Per Share
	High	Low
Fiscal 2015
Fourth Quarter	$27.00	$14.02	$0.20
Third Quarter	$44.75	$25.71	$0.20
Second Quarter	$45.29	$37.77	$0.20
First Quarter	$55.40	$40.66	$0.20
Fiscal 2014
Fourth Quarter	$64.61	$48.91	$0.20
Third Quarter	$65.36	$56.81	$0.20
Second Quarter	$62.49	$51.17	$0.175
First Quarter	$59.35	$52.12	$0.175

On December 14, 2015 we entered into an amendment to our credit facilities, which, among other things, limited aggregate cash dividends to $25.0 million per year. On December 16, 2015, we announced a reduction in the quarterly dividend to $0.01 per share.

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicles and Trucks Index (“DJUSHR”). This graph assumes $100 was invested on October 29, 2010 in our common stock, the S&P 500 Composite Stock Index and the DJUSHR.

	10/29/2010	10/28/2011	10/26/2012	10/25/2013	10/31/2014	10/30/2015
Joy Global Inc.	$100.00	$129.57	$88.37	$84.46	$77.52	$25.88
S&P 500	100.00	108.09	124.52	158.36	185.71	195.37
DJUSHR	100.00	108.09	107.78	125.00	147.06	116.90

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
RESULTS OF OPERATIONS

In thousands, except per share amounts	Year Ended October 30, 2015 (1)(2)(3)	Year Ended October 31, 2014 (1)	Year Ended October 25, 2013 (1)(4)	Year Ended October 26, 2012 (1)(5)	Year Ended October 28, 2011 (1)(6)
Net sales	$3,172,147	$3,778,310	$5,012,697	$5,660,889	$4,403,906
Operating (loss) income	(1,109,389)	527,526	835,430	1,036,888	902,336
(Loss) income from continuing operations attributable to Joy Global Inc.	$(1,178,004)	$338,118	$536,759	$670,384	$617,706
Loss from discontinued operations	—	—	(225)	(5,060)	(21,346)
Net (loss) income attributable to Joy Global Inc.	$(1,178,004)	$338,118	$536,534	$665,324	$596,360
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(12.08)	$3.38	$5.06	$6.34	$5.88
Loss from discontinued operations	—	—	—	(0.05)	(0.20)
Net (loss) income	$(12.08)	$3.38	$5.06	$6.29	$5.68
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(12.08)	$3.35	$5.02	$6.28	$5.80
Loss from discontinued operations	—	—	—	(0.05)	(0.20)
Net (loss) income	$(12.08)	$3.35	$5.02	$6.23	$5.60
Dividends per share	$0.80	$0.75	$0.70	$0.70	$0.70
Working capital excluding cash held in escrow and discontinued operations	$1,169,104	$1,448,600	$1,467,614	$1,408,258	$1,004,622
Total assets	$3,712,446	$5,592,349	$5,786,525	$6,155,908	$5,429,186
Total long-term obligations	$1,079,507	$1,269,646	$1,307,376	$1,357,092	$1,388,167

(1) - In the fourth quarter of fiscal 2015, we adopted mark to market accounting for our pension and post-retirement benefit plans. The results of operations for fiscal 2011 through fiscal 2014 have been re-cast to include the impact of adopting this accounting principle. Mark to market ("MTM") losses of $63.3 million in fiscal 2015 ($39.8 million net of tax or $0.41 per diluted share), losses of $9.8 million in fiscal 2014 ($5.9 million net of tax or $0.06 per diluted share), gains of $1.7 million in fiscal 2013 (loss of $6.7 million net of tax or $0.06 per diluted share due to unfavorable geographical mix on earnings), and losses of $183.8 million in fiscal 2012 ($129.5 net of tax or $1.21 per diluted share) and $63.5 million in fiscal 2011($43.8 net of tax or $0.41 per diluted share) are related to the year-end actuarial adjustments under the new accounting principle. This impact excludes the reversal of certain expenses recognized under the previous amortization methodology that have been reversed under the new methodology and the impact of the MTM adjustment that is capitalized to inventory on the balance sheet. The impact of the reversals resulted in additional operating income of $20.1 million in fiscal 2014, $37.4 million in 2013, $32.5 million in fiscal 2012, and $29.9 million in fiscal 2011. The amount of MTM adjustments capitalized to inventory were credits of $6.4 million and of $5.9 million in 2014 and 2013, respectively, and debits of $19.9 million and $4.1 million in 2012 and 2011, respectively. The impact to inventory in fiscal 2015 was not material. See the notes to the accompanying financial statements for further information.

(2) - In the fourth quarter of fiscal 2015, we completed the redemption of our $250 million senior notes due in 2016 using a mixture of available cash on hand and debt. See the notes to the accompanying financial statements for further information.

(3) – In fiscal 2015, we incurred a $1.3 billion impairment charge, covering goodwill, other intangible assets and certain property, plant and equipment. See the notes to the accompanying financial statements for further information.

(4) – In fiscal 2013, we incurred a $155.2 million intangible impairment charge.

(5) – In December 2011, we acquired IMM, a leading designer and manufacturer of underground coal mining equipment in China.

(6) – In June 2011, we acquired LeTourneau, a worldwide leader in earthmoving equipment, and in October 2011 we completed the sale of its drilling products business. The drilling products business is accounted for as discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of Joy Global Inc. and its subsidiaries for fiscal 2015, 2014 and 2013. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview
We are a leading manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground and Surface. We are a major manufacturer of underground mining machinery for the extraction and haulage of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction and haulage of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, France, South Africa and the United Kingdom.
Acquisition of Montabert S.A.S.
On June 1, 2015, we completed the acquisition of 100% of the equity of Montabert for approximately $121.5 million, gross of cash acquired of $7.1 million dollars. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. This acquisition expands the Company's product and service capabilities for hard rock mining, tunneling and rock excavation, further diversifying our commodity and end market exposures. Montabert's results of operations have been included as part of the Underground segment from the date of the acquisition forward.
Acquisition of Mining Technologies International Inc.
On May 30, 2014, we closed on the purchase of certain assets of MTI for $44.4 million. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We have acquired substantially all of the assets associated with MTI's hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included as part of the Underground segment from the acquisition date forward.
Operating Results
Net sales in fiscal 2015 were $3.2 billion, compared to $3.8 billion in fiscal 2014. The decrease in net sales of $606.2 million, or 16%, in the current year reflected a decrease in original equipment sales of $371.6 million, or 31%, and a decrease in service sales of $234.6 million, or 9%. Original equipment sales decreased in all regions except Africa, which had a slight increase. The decrease in original equipment sales was led by Latin America, which decreased by $138.8 million. Service sales decreased in all regions except Eurasia, which increased due to the fiscal 2015 acquisition of Montabert, and China. The decrease in service sales was led by North America, which decreased by $127.6 million. Compared to the prior year, net sales in fiscal 2015 included a $173.8 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating loss in fiscal 2015 was $1.1 billion, or 35.0% of net sales, compared to income of $527.5 million, or 14.0% of net sales, in fiscal 2014. The decrease in operating income of $1.6 billion, or 310%, in the current year was due to $1.3 billion of impairment charges, loss of margins on lower sales volumes of $214.5 million, a less favorable product mix of $58.1 million, lower manufacturing cost absorption of $26.3 million, and higher product development, selling and administrative expenses of $7.8 million, which included an $11.9 million increase in restructuring costs and $46.7 million increase in mark to market pension adjustments. These items were partially offset by reduced period costs (defined as any costs of sales other than those costs associated with selling inventory at standard costs) of $13.7 million, which included increased excess purchase accounting charges of $4.3 million. Compared to the prior year, operating (loss) income in fiscal 2015 included a $19.1 million unfavorable effect of foreign currency translation.
Loss from continuing operations in fiscal 2015 was $1.2 billion, or $12.08 per diluted share, compared to income of $338.1 million, or $3.35 per diluted share, in fiscal 2014.

Bookings in fiscal 2015 were $2.7 billion, compared to $3.6 billion in fiscal 2014. The decrease in bookings of $917.3 million, or 25%, in the current year reflected a decrease in original equipment bookings of $498.4 million, or 49%, and a decrease in service bookings of $418.9 million, or 16%. Original equipment bookings decreased in all regions. The decrease in original equipment bookings was led by Latin America, China and North America, which decreased by $162.0 million, $130.3 million and $115.9 million, respectively. Service bookings decreased in all regions except Eurasia. The decrease in service bookings was led by North America, which decreased by $261.9 million. Compared to the prior year, bookings in fiscal 2015 included a $188.6 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Impairment Charges
We concluded that an indicator was present that suggested impairment may exist for our goodwill as of July 31, 2015, as our total shareholders’ equity exceeded our market capitalization due to the prolonged suppressed global commodity markets, their related effect on the global mining investment environment and the resulting impact on our market capitalization. Based on this indicator of impairment, we performed an interim test for impairment of goodwill as of the last day of our fiscal third quarter. We concluded our step one evaluation on our reporting units and determined that the estimated fair value of our Underground reporting unit was lower than the carrying value of the reporting unit, while the result of our interim test for the Surface reporting unit was that the estimated fair value of the reporting unit exceeded its carrying value. However, given the timing of the decline in our market capitalization, we were unable to complete step two of the Underground goodwill impairment test until we were engaged in the preparation of our annual financial statements. Upon completion of step two of our goodwill impairment test, we recorded a non-cash goodwill impairment charge of $1.2 billion. This impairment charge represents a complete impairment of goodwill in the Underground reporting unit.
As of October 30, 2015, we again determined there was an indicator of potential goodwill impairment due to the continued deterioration of our markets and the resulting effects on our market capitalization. As a result we performed another interim impairment test of our goodwill and indefinite-lived intangible assets. The result of our step one evaluation was that the fair value of the Surface reporting unit again exceeded its carrying value. Although we have concluded there is no impairment on the goodwill of $354.6 million associated with our Surface segment as of year end, we will continue to closely monitor in the future considering the uncertainty in the markets and the continued decline in our stock price after year end. Should there still be further market declines and/or stock price declines in future periods, there is increasing risk that Surface segment goodwill may be impaired. We will continue to update our evaluation as market conditions and the follow on impacts to our share price warrant.
As of July 31, 2015, we also assessed our tangible and intangible finite-lived assets for impairment due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. No impairment was identified related to our finite-lived intangible assets as of July 31, 2015. However, during the fourth quarter of fiscal 2015, we determined that there was an additional risk that certain tangible and intangible finite-lived assets may not be recoverable due to continued deterioration of our markets. Each asset group was considered and it was determined that the cash flows of an asset group in China and a steel mill would be insufficient to support their carrying value. As a result of our analysis, non-cash impairment charges of $42.6 million and $57.9 million were recorded in the fourth quarter of fiscal 2015 by our Underground segment for property, plant and equipment and customer relationship intangible assets, respectively, related to an asset group in China. In addition, charges of $19.2 million and $2.1 million were recorded in the fourth quarter of fiscal 2015 by our Surface segment for property, plant and equipment and the customer relationship intangible asset, respectively, related to a steel mill.
In addition, we also assessed our indefinite-lived trademarks as of July 31, 2015 due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. No impairment was identified related to our indefinite-lived trademarks as of July 31, 2015. However, during the fourth quarter of fiscal 2015 we re-assessed our indefinite-lived trademarks due to the continued deterioration of our markets, developing an estimate of fair value using a discounted cash flow model. As a result of this analysis, a non-cash impairment charge of $10.8 million was recorded in the fourth quarter of fiscal 2015 by our Underground segment.
Total impairment charges of $1.3 billion were recorded as a result of each of these analyses. These charges are recorded in the Consolidated Statement of Operations under the heading Impairment charges.
Retirement Plans Mark to Market Adjustment
In the fourth quarter of 2015, we voluntarily changed our method of accounting for actuarial gains and losses and the calculation of expected return on plan assets for all of our pension and other post-retirement benefit plans. We elected to recognize actuarial gains and losses in the income statement immediately, as it more clearly depicts the impact of current economic conditions in our consolidated results of operations.

Historically, we deferred actuarial gains and losses from these plans and recognized the financial impact in the statement of operations over future years using a method commonly referred to as the corridor method. Specifically, the net loss (gain) in excess of 10% of the projected benefit obligation or the market related value of plan assets was amortized on a straight line basis over the average remaining service period (or over the average life of the participants if all or almost all of the plan participants are inactive). With the immediate recognition of actuarial gains and losses, actuarial gains and losses from these plans are immediately recognized in our results of operations in an annual adjustment that is recorded in the fourth quarter of each year, or more frequently should a re-measurement event occur. The remaining components of net periodic benefit costs, primarily service and interest costs and the expected return on plan assets, will continue to be recorded on a quarterly basis.
In addition, for purposes of calculating the expected return on plan assets, we will no longer use an averaging technique for the market-related value of plan assets, but we are voluntarily changing to the actual fair value of plan assets to adjust for changes in actual versus expected rates of return. The impact of this change will be recorded annually as part of the adjustment described above. Collectively, the immediate recognition of actuarial gains and losses and the immediate recognition of actual versus expected rates of return on plan assets are referred to herein as the "mark to market pension and postretirement plan adjustment."
Our operating segment results align with our internal management reporting, whose primary use is to drive operating decisions and to assess performance. We will continue to report service cost, interest cost, and the expected return on plan assets at the segment levels. However, the annual recognition of actuarial gains and losses (“the mark to market adjustment”) will be recorded as part of corporate activities and reflected as such in our reporting.
These changes have been applied retrospectively. As a result, we have booked year end mark to market adjustment losses of $63.3 million and $9.8 million in fiscal 2015 and 2014, respectively, and a gain of $1.7 million in fiscal 2013, before considering the capitalization of any such amounts into inventory. See additional impacts of the new accounting policy in Note 2, Significant Accounting Policies.
Market Outlook
Over the course of 2015, pricing for most major commodities served by the company's customers fell as supply curtailments were slow to materialize in a tepid global growth environment. Global growth is expected to improve modestly in calendar 2016. Commodity prices are not expected to see any material improvement with current over-supplied conditions, which will continue to strain cash flows for most mining companies. We expect further austerity driven cost reduction measures and asset consolidation to define the mining industry in 2016.
Slowing global growth, particularly in China, impacted copper markets during the year with prices falling in calendar fourth quarter. In response to the decline in pricing this year, several major mining companies have recently announced significant production cuts over the next 18 months. Accordingly, some forecasts have the refined copper market returning to a deficit in 2016. While a return to deficit could provide some support to pricing, a weaker than expected demand profile will likely keep copper pricing low.
The combination of regulatory pressures along with sustained low natural gas pricing has resulted in calendar 2015 being one of the most challenging years on record for the U.S. coal market. Coal fired power plant closures and coal-to-gas switching are expected to drive a significant reduction in coal burn in the U.S. this calendar year. The significant reduction in coal burn along with decreased export opportunities due to the strong U.S. dollar will likely see coal production fall substantially in 2015. With the expectation of continued low natural gas pricing and further coal fired power plant closures, we expect coal burn to be down in 2016.
The international seaborne thermal coal market remains oversupplied. Reduced Chinese coal imports have outweighed the increases in India and Southeast Asia and left the market oversupplied. During the year, currency fluctuations benefiting Australia and Russia also resulted in excess supply in the market. However, in response to low prices, exports from Indonesia have fallen through the calendar third quarter which has helped to reduce the surplus in the market. The seaborne thermal coal supply surplus is expected to persist into 2016 although increasing imports into India and Southeast Asia along with fewer new projects will help to rebalance the market.
Seaborne metallurgical coal markets have also seen reduced demand as a result of global steel production contracting through October. As a result, metallurgical coal spot prices have fallen, putting a significant amount of global supply below their cash operating costs. Iron ore markets have faced a similar trend down with weakening demand driving prices down. While global steel demand is projected to increase in 2016 following a contraction in 2015, new supply growth is expected to exceed demand growth resulting in prices likely trending at or below current levels.

The global mining market is expected to remain under pressure in 2016 as oversupplied markets continue to rebalance. Supply curtailments along with improving demand in some markets will could provide some relief. However, with most mining companies' cash flows under pressure, industry capital expenditures are expected to continue to decline.
Company Outlook
With global mining capital expenditures expected to step down again in 2016, we remain intensely focused on cost reduction and cash generation. We exceeded our cost reduction targets again in 2015 and are pro-actively taking actions to achieve another cost reduction in 2016. Our cash generation in the fourth quarter was strong and was driven by good results in bringing our inventory in closer alignment with current order levels. We believe there are additional opportunities to structurally reduce our inventories in 2016 by leveraging our global supply chain and the recent investments we have made in our service network.
We will also continue to drive our growth strategies with service, new product development, and expansion of our hard rock platform. While adoption rates are slowed by current market conditions, we have expanded our design capabilities to deliver value-added, new Joy branded service products and consumables to our customers and are well positioned to drive growth in this area in the future. Our hybrid excavator, underground hard rock loader and prototype hard rock mechanical cutting machine are all currently operating and proving out their capabilities with customers in the field. These organically developed new products in combination with the recent acquisitions and our global service network will enable us to drive growth in current and adjacent markets in the future.
We believe that our strategies and operational execution will position us well for the future, but the state of our end markets sets up another challenging year in 2016.

Results of Operations
Fiscal 2015 Compared With Fiscal 2014
Net Sales
The following table sets forth fiscal 2015 and 2014 net sales included in our Consolidated Statements of Operations:

In thousands	2015	2014	$ Change	% Change
Net Sales
Underground	$1,777,865	$2,078,894	$(301,029)	(14)%
Surface	1,510,271	1,843,104	(332,833)	(18)%
Eliminations	(115,989)	(143,688)	27,699
Total	$3,172,147	$3,778,310	$(606,163)	(16)%
Underground net sales in fiscal 2015 were $1.8 billion, compared to $2.1 billion in fiscal 2014. The decrease in Underground net sales of $301.0 million, or 14%, in the current year reflected a decrease in original equipment sales of $178.0 million, or 24%, and a decrease in service sales of $123.0 million, or 9%. Original equipment sales decreased in all regions except Africa. The decrease in original equipment sales was led by China and Eurasia, which decreased by $84.7 million and $74.1 million, respectively. Service sales decreased in all regions except Eurasia and China. The decrease in service sales was led by North America and Africa, which decreased by $74.2 million and $51.8 million, respectively. Compared to the prior year, Underground net sales in fiscal 2015 included a $131.7 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface net sales in fiscal 2015 were $1.5 billion compared to $1.8 billion in fiscal 2014. The decrease in Surface net sales of $332.8 million, or 18%, in the current year reflected a decrease in original equipment sales of $210.2 million, or 42%, and a decrease in service sales of $122.6 million, or 9%. Original equipment sales decreased in all regions except North America, which was flat, and China. The decrease in original equipment sales was led by Latin America, which decreased by $138.8 million. Service sales decreased in all regions except China, which was flat. The decline in service sales was led by North America, which decreased by $65.5 million. Compared to the prior year, Surface net sales in fiscal 2015 included a $42.1 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Operating (Loss) Income

The following table sets forth fiscal 2015 and 2014 operating (loss) income included in our Consolidated Statements of Operations:

			As adjusted
	2015		2014
In thousands	Operating (Loss)Income	% of Net Sales	Operating Income (Loss)	% of Net Sales
Operating (Loss) Income
Underground	$(1,151,659)	(64.8)%	$285,316	13.7%
Surface	173,739	11.5%	342,819	18.6%
Corporate Expenses	(102,746)		(57,078)
Eliminations	(28,723)		(43,531)
Total	$(1,109,389)	(35.0)%	$527,526	14.0%
Underground operating loss in fiscal 2015 was $1.2 billion, or 64.8% of net sales, compared to income of $285.3 million, or 13.7% of net sales, in fiscal 2014. The decrease in Underground operating income of $1.4 billion, or 504%, was due to impairment charges of $1.3 billion, loss of margins on lower sales volumes of $106.6 million, a less favorable product mix of $42.1 million and lower manufacturing cost absorption of $5.7 million. These items were partially offset by lower period costs of $29.3 million, which includes increased excess purchase accounting charges of $4.3 million, and decreased product development, selling and administrative expenses of $6.1 million, which included a $1.5 million increase in restructuring costs. Compared to the prior year, Underground operating loss in fiscal 2015 included an $18.4 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface operating income in fiscal 2015 was $173.7 million, or 11.5% of net sales, compared to $342.8 million, or 18.6% of net sales, in fiscal 2014. The decrease in Surface operating income of $169.1 million, or 49%, was due to impairment charges of $21.3 million, loss of margins on lower sales volumes of $116.1 million, a less favorable product mix of $22.5 million, lower manufacturing cost absorption of $21.7 million, and higher period costs of $6.5 million. These items were partially offset by reduced product development, selling and administrative expenses of $23.3 million, which included an $8.8 million increase in restructuring costs.
Corporate expense in fiscal 2015 was $102.7 million, compared to $57.1 million in fiscal 2014. The increase in corporate expense of $45.7 million, or 80%, was primarily due to the $46.7 million increase in mark to market pension adjustments and the $1.6 million increase in restructuring costs, partially offset by lower performance based compensation.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in fiscal 2015 was $616.7 million, or 19.4% of net sales, compared to $608.9 million, or 16.1% of net sales, in fiscal 2014. The increase in product development, selling and administrative expense of $7.8 million, or 1%, was primarily due to the incremental expenses associated with the Company's recent acquisitions of Montabert and MTI in fiscal 2015 and 2014, respectively, an increase in bad debt expense, higher pension expense as a result of the magnitude of the fiscal 2015 mark to market adjustment, an increase in legal and professional fees, higher share-based compensation expense and incremental expenses for restructuring activities undertaken in the current fiscal year. These increases were partially offset by lower performance based compensation, favorable foreign currency impacts and cost savings from headcount reductions and other restructuring activities. Restructuring activities continued in 2015 to better align the company's workforce and overall cost structure with current and expected future demand.
In the fourth quarter of fiscal 2015, we incurred a $1.3 billion impairment charge, covering goodwill, other intangible assets and certain items of property, plant, and equipment. This charge was primarily recorded by the Underground segment. See the notes to the accompanying financial statements for further information.
Net Interest Expense
Net interest expense in fiscal 2015 was $53.4 million, compared to $55.3 million in fiscal 2014. The decrease in net interest expense of $1.9 million, or 3%, was primarily due to the reduction in the borrowing spreads and commitment fees as a result of the third quarter fiscal 2014 refinancing, as well as increased interest earned on interest bearing assets.
Debt Retirement
During the fourth quarter of 2015, the Company elected to redeem the entire $250.0 million aggregate principal amount of its 6.0% Senior Notes due 2016 to reduce interest expense and improve bank and credit rating leveraging metrics. The cost of redemption, including the payment of the make whole premium, was funded with a combination of cash on hand and borrowings under the Company's unsecured revolving credit facility.
Provision for Income Taxes
The provision for income taxes in fiscal 2015 was $0.9 million, compared to $134.1 million in fiscal 2014. Our effective rate was (0.1)% in fiscal 2015, compared to 28.4% in the prior year. The adoption of mark to market accounting impacted the effective rate for each year as a result of the required adjustment to income before taxes and the volatility of the adjustment. The adoption of mark to market accounting increased our 2015 effective tax rate by 190 basis points and increased our 2014 effective tax rate by 10 basis points.
A net discrete tax expense of $0.2 million was also recorded in fiscal 2015, compared to a benefit of $21.4 million in fiscal 2014. Excluding the impact of discrete items, the effective tax rate is (0.1)% in fiscal 2015 versus 32.9% in fiscal 2014. The decrease in the effective tax rate for the year, excluding discrete items, was primarily attributable to impairment charges on certain assets of the Company's Underground business segment. The discrete tax expense in fiscal 2015 was primarily attributable to the establishment of valuation allowances against the deferred tax assets of various foreign subsidiaries for which a benefit is not currently available, offset by U.S. foreign tax credits in connection with dividends received from non-U.S. subsidiaries.
Bookings
Bookings represent new customer orders for original equipment and services. Service bookings include orders for parts, components, and rebuilds, but are exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for fiscal 2015 and 2014 are as follows:

In thousands	2015	2014	$ Change	% Change
Bookings
Underground	$1,574,461	$1,836,610	$(262,149)	(14)%
Surface	1,274,418	1,917,994	(643,576)	(34)%
Eliminations	(152,127)	(140,590)	(11,537)
Total Bookings	$2,696,752	$3,614,014	$(917,262)	(25)%
Underground bookings in fiscal 2015 were $1.6 billion, compared to $1.8 billion in fiscal 2014. The decrease in Underground bookings of $262.1 million, or 14%, in the current year reflected a decrease in original equipment bookings of $114.7 million, or 21%, and a decrease in service bookings of $147.4 million, or 11%. Original equipment bookings decreased in all regions except North America and Australia. The decrease in original equipment bookings was led by China, which decreased by $109.2 million. Service bookings decreased in all regions except Eurasia, which increased in part due to the acquisition of Montabert. The decrease in service bookings was led by North America, which decreased by $85.4 million. Compared to prior year, Underground bookings in fiscal 2015 included a $141.1 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface bookings for fiscal 2015 were $1.3 billion, compared to $1.9 billion in fiscal 2014. The decrease in Surface bookings of $643.6 million, or 34%, in the current year reflected a decrease in original equipment bookings of $366.6 million, or 70%, and a decrease in service bookings of $276.9 million, or 20%. Original equipment bookings decreased in all regions except Eurasia. The decrease in original equipment bookings was led by Latin America and North America, which decreased by $162.0 million and $128.9 million, respectively. Service bookings decreased in all regions except China, which was flat. The decrease in service bookings was led by North America, which decreased by $183.3 million. Compared to prior year, Surface bookings in fiscal 2015 included a $47.5 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Fiscal 2014 Compared With Fiscal 2013
Net Sales
The following table sets forth fiscal 2014 and 2013 net sales included in our Consolidated Statements of Operations:

In thousands	2014	2013	$ Change	% Change
Net Sales
Underground	$2,078,894	$2,691,039	$(612,145)	(23)%
Surface	1,843,104	2,494,678	(651,574)	(26)%
Eliminations	(143,688)	(173,020)	29,332
Total	$3,778,310	$5,012,697	$(1,234,387)	(25)%
Underground net sales in fiscal 2014 were $2.1 billion, compared to $2.7 billion in fiscal 2013. The decrease in Underground net sales of $612.1 million, or 23%, reflected a decrease in original equipment sales of $534.2 million, or 42%, and a decrease in service sales of $77.9 million, or 6%. Original equipment sales decreased in all regions except Eurasia. The decline in original equipment sales was led by North America and Australia, which decreased by $184.0 million and $170.4 million, respectively. Service sales decreased in all regions except North America and Africa. The decline in service sales was led by China and Australia, which decreased by $92.2 million and $53.6 million, respectively. Compared to the prior year, net sales in fiscal 2014 included a $64.3 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface net sales in fiscal 2014 were $1.8 billion, compared to $2.5 billion in fiscal 2013. The decrease in Surface net sales of $651.6 million, or 26%, reflected a decrease in original equipment of $559.0 million, or 53%, and a decrease in service sales of $92.6 million, or 6%. Original equipment sales decreased in all regions. The decline in original equipment sales was led by North America and Latin America, which decreased by $189.2 million and $163.0 million, respectively. Service sales decreased in all regions except Latin America. The decline in service sales was led by North America and Australia, which decreased by $51.6 million and $32.8 million, respectively. Compared to the prior year, net sales in fiscal 2014 included a $30.5 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Operating Income
The following table sets forth fiscal 2014 and 2013 operating income included in our Consolidated Statements of Operations:

	As adjusted		As adjusted
	2014		2013
In thousands	Operating Income (Loss)	% of Net Sales	Operating Income (Loss)	% of Net Sales
Operating Income (Loss)
Underground	$285,316	13.7%	$388,808	14.4%
Surface	342,819	18.6%	539,926	21.6%
Corporate Expense	(57,078)		(48,070)
Eliminations	(43,531)		(45,234)
Total	$527,526	14.0%	$835,430	16.7%
Underground operating income in fiscal 2014 was $285.3 million, or 13.7% of net sales, compared to $388.8 million, or 14.4% of net sales, in fiscal 2013. The decrease in Underground operating income of $103.5 million, or 27%, was due to margins on lower sales volumes of $212.1 million, a less favorable product mix of $8.4 million, lower manufacturing cost absorption of $49.9 million and a decrease in other income of $0.2 million, These items were partially offset by reduced product development, selling and administrative expenses of $36.1 million and the prior year non-cash impairment charge of certain acquired trademarks of $130.2 million. Compared to the prior year, Underground operating income in fiscal 2014 included a $16.9 million unfavorable effect of foreign currency translation.
Surface operating income in fiscal 2014 was $342.8 million, or 18.6% of net sales, compared to $539.9 million, or 21.6% of net sales, in fiscal 2013. The decrease in Surface operating income of $197.1 million, or 37%, was due to margins on lower sales volumes of $216.0 million, a less favorable product mix of $18.3 million and higher period costs of $18.9 million. These items were partially offset by higher manufacturing cost absorption of $8.0 million, an increase in other income of $7.0 million, the prior year non-cash impairment charge of certain acquired trademarks of $25.0 million and reduced product development, selling and administrative expenses of $16.0 million, which includes a $5.5 million decrease in restructuring costs and a $2.6 million of lower pension and post-retirement costs. Compared to the prior year, Surface operating income in fiscal 2014 included a $0.5 million unfavorable effect of foreign currency translation.

Corporate expense in fiscal 2014 was $57.1 million, compared to $48.1 million in fiscal 2013. The increase in corporate expense of $9.0 million, or 19%, in the current year was primarily due to a decrease in other income of $28.0 million, which in fiscal 2013 included a claim settlement and an acquisition settlement of $15.0 million and $13.5 million, respectively. This increase in expense was partially offset by $13.9 million of lower charges year over year for the annual mark to market pension and post-retirement plan adjustment as well as reduced incentive based compensation expenses.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in fiscal 2014 was $608.9 million, or 16.1% of net sales, compared to $656.1 million, or 13.1% of net sales, in fiscal 2013. The decrease in product development, selling and administrative expense of $47.3 million, or 6%, was primarily driven by lower sales volumes, lower incentive-based compensation expense, reduced restructuring activities and savings from the Company's cost reduction programs. These costs were partially offset by an increase in product development, selling and administrative expense for its allocated portion of the year end mark to market pension and other post-retirement adjustments.
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
Net Interest Expense
Net interest expense in fiscal 2014 was $55.3 million, compared to $57.5 million in fiscal 2013. The decrease in net interest expense of $2.2 million, or 4%, was primarily due to a lower balance on our Term Loan (as defined below), savings from our debt refinancing that occurred in the third quarter of fiscal 2014 and interest income on higher balances of interest bearing assets.
Provision for Income Taxes
The provision for income taxes in fiscal 2014 was $134.1 million, compared to $241.2 million in fiscal 2013. Our effective rate was 28.4% in fiscal 2014 as compared to 31.0% in fiscal 2013. The adoption of mark to market accounting impacted our effective tax rate for each year as a result of the required adjustment to income before taxes and the volatility of the adjustment. The adoption of mark to market accounting increased our effective tax rate by 10 basis points and 90 basis points in fiscal 2014 and fiscal 2013, respectively.
A net discrete tax benefit of $21.4 million was recorded for fiscal 2014, compared to a benefit of $5.2 million in fiscal 2013. Excluding the impact of discrete items, the effective tax rate was 32.9% in fiscal 2014 and 31.7% in fiscal 2013, respectively. The increase in the effective tax rate for the year, excluding discrete items, was primarily attributable to the geographic mix of earnings and increased net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit. The discrete tax benefits in fiscal 2014 were primarily attributable to favorable income tax audit settlements and release of certain reserves for which the statute of limitations had expired.
Bookings
Bookings for fiscal 2014 and fiscal 2013 are as follows:

In thousands	2014	2013	$ Change	% Change
Bookings
Underground	$1,836,610	$2,301,059	$(464,449)	(20)%
Surface	1,917,994	1,779,827	138,167	8%
Eliminations	(140,590)	(156,019)	15,429
Total Bookings	$3,614,014	$3,924,867	$(310,853)	(8)%
Underground bookings in fiscal 2014 were $1.8 billion, compared to $2.3 billion in fiscal 2013. The decrease in Underground bookings of $464.4 million, or 20%, reflected a decrease in original equipment bookings of $455.1 million, or 45%, and a decrease in service orders of $9.4 million, or 1%. Original equipment bookings decreased in all regions except Eurasia. The decline in original equipment orders was primarily in Australia and North America, which decreased by $208.0 million and $147.6 million, respectively. Service bookings decreased in all regions except North America and China. The decline in service bookings was led by Australia and Africa, which decreased by $35.8 million and $5.8 million, respectively. Compared to prior year, Underground bookings in fiscal 2014 included a $79.2 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.

Surface bookings in fiscal 2014 were $1.9 billion, compared to $1.8 billion in fiscal 2013. The increase in Surface bookings of $138.2 million, or 8%, reflected an increase in original equipment bookings of $79.4 million, or 18%, and an increase in service orders of $58.8 million, or 4%. Original equipment bookings increased in all regions except Eurasia and Africa. The increase in original equipment orders was led by North America and Latin America, which increased by $60.7 million and $59.3 million, respectively. Service bookings increased in Latin America, North America and Africa by $62.8 million, $20.2 million and $7.6 million, respectively, with decreases in all other regions. Compared to prior year, Surface bookings in fiscal 2014 included a $35.4 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of October 30, 2015 and October 31, 2014:

		As adjusted
In thousands	October 30, 2015	October 31, 2014
Accounts receivable, net	$812,073	$1,059,709
Inventories	1,007,925	1,101,955
Trade accounts payable	(275,789)	(395,945)
Advance payments and progress billings	(229,470)	(285,939)
Trade Working Capital	$1,314,739	$1,479,780
Other current assets	145,559	180,151
Short-term borrowings, including current portion of long-term obligations	(26,321)	(11,739)
Employee compensation and benefits	(90,335)	(136,911)
Accrued warranties	(52,146)	(67,272)
Other accrued liabilities	(225,277)	(265,600)
Working Capital Excluding Cash and Cash Equivalents	$1,066,219	$1,178,409
Cash and cash equivalents	102,885	270,191
Working Capital	$1,169,104	$1,448,600
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
Cash provided by continuing operations for fiscal 2015 was $355.3 million, compared to $363.4 million provided by continuing operations in fiscal 2014. The decrease in cash provided by continuing operations during the year was primarily due to lower earnings, partially offset by changes in trade working capital levels and the collection of long-term receivables. Included in cash provided by operating activities for the year ended October 30, 2015 is a loss on the retirement of debt of $14.3 million, which represents the make whole premium on the redemption of our 6.0% Senior Notes due 2016.
Cash used by investing activities for fiscal 2015 was $181.5 million, compared to $125.5 million used by investing activities in fiscal 2014. The increase in cash used by investing activities was primarily due to the current year acquisition of Montabert, partially offset by lower capital expenditures. Capital expenditures were $71 million in fiscal 2015 versus $91 million in fiscal 2014.
Cash used by financing activities for fiscal 2015 was $325.0 million, compared to $367.3 million used by financing activities in fiscal 2014. The decrease in cash used by financing activities was primarily due to a decrease in treasury share repurchases, partially offset by the early redemption of our 2016 Notes in the fourth quarter of fiscal 2015.
During each quarter of fiscal 2015 we paid cash dividends of $0.20 per outstanding share of common stock resulting in $78.0 million in dividends paid during the fiscal year. On December 16, 2015, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. This dividend will be paid on January 15, 2016 to all shareholders of record at the close of business on December 30, 2015.
In fiscal 2016, we expect capital spending to be between $70.0 million and $90.0 million. Capital projects will be focused on continuing investments in our global service infrastructure and operational excellence initiatives.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. During fiscal 2015, we contributed $13.1 million to our defined benefit employee pension plans, and we expect contributions to be approximately $10.0 million in fiscal 2016. As of October 30, 2015, we have a net unfunded pension and other postretirement liability of $195.4 million.
As mentioned throughout this document, during the fourth quarter of the current fiscal year, we voluntarily changed our method of accounting for actuarial gains and losses and for the calculation of the expected rate of return on plan assets for all of our pension and other post-retirement plans. As a result, we incurred fourth quarter non-cash mark to market losses related to this change of $63.3 million and $9.8 million for fiscal 2015 and fiscal 2014, respectively. In the fourth quarter of fiscal 2013, we recognized a non-cash gain of $1.7 million related to the mark to market adjustment. These non-cash losses are prior to the impact of any amounts capitalized into inventory on the balance sheet.
Credit Facilities and Senior Notes
On December 14, 2015, we amended our Credit Agreement. This amendment to the Credit Agreement increased the consolidated leverage ratio from its current limit of 3.0x beginning in the second quarter of fiscal 2016 and continuing through the first quarter of fiscal 2018, with a maximum ratio of 4.5x for the fourth quarter of fiscal 2016 through the second quarter of fiscal 2017. The amendment also reduced the aggregate revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company’s credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company’s credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of October 30, 2015, we were in compliance with all financial covenants of the Credit Agreement.
As of October 30, 2015, there was $58.6 million of outstanding borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the credit limit, totaled $129.4 million. As of October 30, 2015, there was $812.0 million available for borrowings under the Credit Agreement. The amount available for borrowings under the Credit Agreement would have been $662.0 million had the amendment been in effect at year end.
On July 29, 2014, we entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million (as amended, the "Term Loan"). The Term Loan amended our prior term loan, dated as of June 16, 2011 (the "Prior Term Loan"). The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies Inc., and had been amortized to $375.0 million at the date of amendment. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement, including with respect to the maximum leverage ratio and restrictions on priority debt and dividends and other restricted payments. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are substantially the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of October 30, 2015, we were in compliance with all financial covenants of the Term Loan.
As stated above, the Credit Agreement and Term Loan are guaranteed by each of our current and future material domestic subsidiaries and require the maintenance of certain financial covenants, including leverage and interest coverage ratios. Such calculations are adjusted for non-cash expense items, including those related to pension and postretirement obligations. As such, we do not anticipate that the adoption of accelerated amortization under mark to market accounting will impact our ability to maintain such covenants.
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
In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (the "2016 Notes" and "2036 Notes," respectively). Interest on the 2016 Notes and 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2016 Notes and 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries. The 2016 Notes and 2036 Notes were issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2016 Notes and 2036 Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. The terms of the indenture permit us to redeem some or all of the 2016 Notes and 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2016 Notes and 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes. In October of fiscal 2015 we redeemed the entire $250.0 million aggregate principal amount of our 2016 Notes at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date, plus a “make whole” premium calculated in accordance with the indenture. This resulted in a $14.3 million loss on early debt retirement, which was recorded in the fourth quarter of fiscal 2015.
Stock Repurchase Program
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the year ended October 30, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million, all of which occurred in the first quarter. During the year ended October 31, 2014, we purchased 4,712,025 shares of common stock for approximately $269.3 million. Since its inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of October 30, 2015, advance payments and progress billings were $229.5 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs. We had $102.9 million in cash and cash equivalents as of October 30, 2015, of which $98.8 million is held by foreign entities, and $812.0 million is available for borrowings under the Credit Agreement. Subsequent to year end, the Company's unsecured revolving credit facility was modified to amend the total facility size to $850.0 million from $1.0 billion, among other things. Even considering the amendment, we still expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S., which would result in the incurrence of additional U.S. corporate income taxes on such undistributed profits. In addition, we reduced our first quarter fiscal 2016 dividends from $0.20 per share to $0.01 per share. If maintained, this action would reduce annual cash outlay by approximately $75.0 million. Requirements for working capital, dividends, pension contributions, capital expenditures, acquisitions, stock repurchases and principal and interest payments on our Term Loan and senior notes will be adequately funded by cash on hand and continuing operations, supplemented by short and long term borrowings, as required.

Off-Balance Sheet Arrangements
We lease various assets under operating leases. The aggregate payments under operating leases as of October 30, 2015 are disclosed in the table in the Disclosures about Contractual Obligations and Commercial Commitments section below. No significant changes to lease commitments have occurred during fiscal 2015. We have no other off-balance sheet arrangements.
Disclosures about Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations and commercial commitments as of October 30, 2015:

In thousands	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long Term Debt*	$1,392,407	$54,313	$146,125	$352,375	$839,594
Purchase Obligations	55,295	37,297	16,065	1,583	350
Capital Leases*	103	60	43	—	—
Operating Leases	88,873	29,047	34,007	15,818	10,001
Other Long Term Obligations**	26,638	13,229	3,832	3,333	6,244
	$1,563,316	$133,946	$200,072	$373,109	$856,189

*	Includes interest.
**	Includes minimum required contributions to our pension and other postretirement benefit plans and required contributions for our unfunded other postretirement benefit plans.

Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments, including those related to bad debts, inventory, goodwill and intangible assets, warranty, pension and postretirement benefits and costs, income taxes and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
We believe the accounting policies described below are the policies that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.
Revenue Recognition
We recognize revenue on products and services when the following criteria are satisfied: persuasive evidence of a sales arrangement exists, product delivery and transfer of title and risk and rewards has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We recognize revenue on long-term contracts, such as contracts to manufacture mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified. Approximately 92% of our sales in fiscal 2015 were recorded at the time of shipment or delivery of the product (depending on the terms of the agreement) or performance of the service, with the remaining 8% of sales recorded using percentage-of-completion accounting.
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

We have certain customer agreements that are considered multiple element arrangements. These agreements primarily consist of the sale of multiple pieces of equipment or equipment with subsequent installation services. These agreements are assessed for the purpose of identifying deliverables and determining whether the delivered item has value to the customer on a standalone basis and whether delivery or performance of the undelivered item is considered probable and substantially in our control. If those criteria are met, revenue is allocated to each identified unit of accounting based on our estimate of the relative selling prices of the deliverables and is recognized as the revenue recognition criteria are met for each element. The relative selling price is estimated by using recent sales transactions for similar items. The difference between the total of the separate selling prices and the total contract consideration is allocated pro-rata across each of the units of accounting included in the arrangement.
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
Goodwill and Other Intangible Assets
Finite-lived intangible assets include engineering drawings, customer relationships, patents, unpatented technology and trademarks. Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.
As of July 31, 2015, we assessed our tangible and intangible finite-lived assets for impairment due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. No impairment was identified related to our finite-lived intangible assets as of July 31, 2015. However, during the fourth quarter of fiscal 2015, we determined that there was an additional risk that certain tangible and intangible finite-lived assets may not be recoverable due to continued deterioration of our markets. Each asset group was considered and it was determined that the cash flows of an asset group in China and a steel mill would be insufficient to support their carrying value.
In connection with the evaluation of these asset groups, we developed an estimate of fair value using a discounted cash flow model. Assumptions critical to the process included forecasted financial information, discount rates and applicable customer retention rates. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 19, Fair Value Measurements, for the definition of Level 3 inputs.
As a result of this analysis, customer relationship non-cash impairment charges of $57.9 million and $2.1 million were recorded in the fourth quarter of fiscal 2015 by our Underground and Surface segments, respectively. These charges are recorded in the Consolidated Statement of Operations under the heading Impairment charges.
Indefinite-lived intangible assets are composed of certain trademarks and are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each asset's fair value to its book value. We first determine qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If we conclude that it is more likely than not that an indefinite-lived asset is impaired, then we determine the fair value by using the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset.
We assessed our indefinite-lived trademarks as of July 31, 2015 due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. No impairment was identified related to our indefinite-lived trademarks as of July 31, 2015. However, during the fourth quarter of fiscal 2015 we re-assessed our indefinite-lived trademarks due to the continued deterioration of our markets, developing an estimate of fair value using a discounted cash flow model. Assumptions critical to the process included forecasted financial information, discount rates and royalty rates. The estimates of the fair values of the indefinite-lived trademarks are based on the best information currently available. However, further adjustments may be necessary in the future if conditions differ substantially from the assumptions utilized. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 19, Fair Value Measurements, for the definition of Level 3 inputs.
As a result of this analysis, a non-cash impairment charge of $10.8 million was recorded in the fourth quarter of fiscal 2015 by our Underground segment. This charge is recorded in the Consolidated Statement of Operations under the heading Impairment charges.
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
As of July 31, 2015, we concluded that an indicator was present that suggested impairment may exist for our goodwill, as our total shareholders’ equity exceeded our market capitalization due to the prolonged suppressed global commodity markets, their related effect on the global mining investment environment and the resulting impact on our market capitalization. Based on this indicator of impairment, we performed an interim test for impairment of goodwill as of the last day of our fiscal third quarter. We concluded our step one evaluation on our reporting units and determined that the estimated fair value of our Underground reporting unit was lower than the carrying value of the reporting unit, while the result of our interim test for the Surface reporting unit was that the estimated fair value of the reporting unit exceeded carrying value. However, given the timing of the decline in our market capitalization, we were unable to complete step two of the Underground goodwill impairment test until we were engaged in the preparation of our annual financial statements. Step two of the analysis requires us to perform a theoretical purchase price allocation for the Underground reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. Upon completion of step two of our goodwill impairment test, we recorded a non-cash goodwill impairment charge of $1.2 billion. This impairment charge represents a complete impairment of goodwill in the Underground reporting unit, and it is recorded in the Consolidated Statement of Operations under the heading Impairment charges.
As of October 30, 2015, we determined there was an indicator of potential goodwill impairment due to the continued deterioration of our markets and the resulting effects on our market capitalization. As a result we performed another interim impairment test of our goodwill and indefinite-lived intangible assets. The result of our step one evaluation was that the estimated fair value of the Surface reporting unit again exceeded its carrying value. Although we have concluded there is no impairment on the goodwill associated with our Surface segment as of year end of $354.6 million, we will continue to closely monitor in the future considering the uncertainty in the markets and the continued decline in our stock price after year end. Should there be still further market declines and/or stock price declines in future periods, there is increasing risk that Surface segment goodwill may be impaired. We will continue to update our evaluation as market conditions and the follow on impacts to our share price warrant.
In connection with our goodwill impairment test, we worked with a third party appraisal firm throughout the process, including during both our step one assessments and in the determination of the fair value of Underground goodwill using a discounted cash flow model. In connection with obtaining an independent third party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Assumptions critical to the process included forecasted financial information, discount rates, working capital, and terminal growth rates. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 19, Fair Value Measurements, for the definition of Level 3 inputs.
See Note 7, Goodwill and Intangible Assets, for additional details regarding the results of our goodwill and other intangible impairment testing performed in fiscal 2015.
The process of evaluating the potential impairment of goodwill and other intangible assets is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill and other intangible assets involve a high degree of judgment and can entail subjective considerations. The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates. Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values.
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
Pension and Postretirement Benefits and Costs
In the fourth quarter of 2015, we voluntarily changed our method of accounting for actuarial gains and losses and the calculation of expected return on plan assets for all of our pension and other postretirement benefit plans. We elected to recognize actuarial gains and losses in the statement of operations immediately, as it more clearly depicts the impact of current economic conditions in our consolidated results of operations. Furthermore, after implementing various de-risking strategies related to these plans in previous years, all of our major plans are currently frozen, with our U.S. and U.K. defined benefit pension plans funded at 92.0% and 95.6%, respectively, as of October 30, 2015. This change has been reported through retrospective application of this new policy to all periods presented.
Historically, we deferred actuarial gains and losses from these plans and recognized the financial impact in the statement of operations over future years using a method referred to as the corridor method. Specifically, the net loss (gain) in excess of 10% of the projected benefit obligation or the market related value of plan assets was amortized on a straight line basis over the average remaining service period (or over the average life of the participants if all or almost all of the plan participants are inactive). With the immediate recognition of actuarial gains and losses, actuarial gains and losses from these plans are immediately recognized in our results of operations in an annual adjustment that is recorded in the fourth quarter of each year, or more frequently should a re-measurement event occur. The remaining components of net periodic benefit costs, primarily service and interest costs and the expected return on plan assets, will continue to be recorded on a quarterly basis.
In addition, for purposes of calculating the expected return on plan assets, we will no longer use an averaging technique for the market-related value of plan assets, but we are voluntarily changing to the actual fair value of plan assets to adjust for changes in actual versus expected rates of return. The impact of this change will be recorded annually as part of the adjustment described above. Collectively, the immediate recognition of actuarial gains and losses and the immediate recognition of actual versus expected rates of return on plan assets are referred to herein as the "mark to market pension and postretirement plan adjustment."
Consistent with prior periods, pension and other postretirement benefit costs and liabilities are still dependent on assumptions used in calculating such amounts. The primary assumptions include discount rates, expected returns on plan assets, mortality rates and rates of compensation increases, as discussed below:
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
Mortality rates: Fiscal 2014 mortality rates are based on the IRS prescribed annuitant and non-annuitant mortality for 2014 under the Pension Protection Act of 2006. Fiscal 2015 mortality rates are based on the annuitant and non-annuitant mortality tables (RP-2014) released by the Society of Actuaries late in fiscal 2014, adjusted for the mortality improvement scale (MP-2014), as well as for the Company’s historical plan experience levels. Adoption of these modified tables had a $35.0 million expense impact to our pension and postretirement plans, which was recognized as part of our fourth quarter fiscal 2015 mark to market adjustment. Further, we considered the recently released updates to the 2014 mortality improvement scale, noting that the modifications would not be significant to our assumptions.
Rates of compensation increases: The rates of compensation increases reflect our long-term actual experience and its outlook, including consideration of expected rates of inflation.

As mentioned above, actual results that differ from these assumptions are immediately recognized in our results of operations in an annual adjustment that is recorded in the fourth quarter of each year, or more frequently should a re-measurement event occur. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement plan obligations and future expense. As such, a 0.25% change in the discount rate and the expected return on net assets would have the following effects on pension expense and the projected benefit obligation as of and for the fiscal year ended October 30, 2015:

	0.25% Increase		0.25% Decrease
In thousands	Discount rate	Expected return on net assets	Discount rate	Expected return on net assets
U.S. Pension Plans:
Net pension expense (benefit)	$1,396	$(2,604)	$(1,512)	$2,604
Projected (decrease) increase in benefit obligation	(30,495)	—	31,462	—
Non U.S. Pension Plans:
Net pension (benefit) expense	663	(1,292)	(756)	1,292
Projected (decrease) increase in benefit obligation	(25,764)	—	26,828	—
Other Postretirement Benefit Plans:
Net pension (benefit) expense	30	(21)	(40)	21
Projected (decrease) increase in benefit obligation	(535)	—	556	—
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
As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the statement of operations but instead was treated first as a reduction of excess reorganization value until exhausted, then intangible assets until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained. As of October 30, 2015, there were $63.3 million of valuation allowances against pre-emergence net operating loss carryforwards. All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates on long-term debt obligations. We have a combination of fixed and variable rate debt (see Note 10, Borrowings and Credit Facilities), and interest rate movements impact the value of fixed-rate debt and cash flows on variable-rate debt. As of October 30, 2015, we were not party to any interest rate derivative contracts.

Commodity Price Risk
We purchase certain raw materials, including steel and copper, that are subject to price volatility caused by systematic risks. Although future movements in raw material prices are unpredictable, we manage this risk through periodic purchases of raw materials and passing some or all of our price increases to our customers. As of October 30, 2015, we were not a party to any material commodity forward contracts.
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
Assets and liabilities of operations which have the U.S. dollar as their functional currency, but which maintain their accounting records in local currency, have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in Cost of sales in our Consolidated Statements of Operations.
Exchange gains or losses incurred on transactions conducted by one of our subsidiaries in a currency other than the subsidiary’s functional currency are normally reflected in Cost of sales in our Consolidated Statements of Operations. An exception is made when the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the exchange gains or losses are included in shareholders’ equity as an element of accumulated other comprehensive (loss) income.
Pre-tax foreign exchange losses included in operating income were $5.2 million in 2015. All foreign exchange derivatives as of October 30, 2015 were in the form of forward exchange contracts executed over the counter. The following table shows the fair value of our forward exchange contracts as of October 30, 2015 in dollar equivalent terms:

	Fair Value
In thousands	Buy	Sell
Australian Dollar	$(99)	$(15)
Brazilian Real	(1,183)	2,876
British Pound Sterling	391	(278)
Canadian Dollar	—	(89)
Chilean Peso	(5,000)	8,709
Euro	(73)	32
Polish Zloty	(7)	—
South African Rand	(18)	—
U.S. Dollar	5,740	(1,297)
Total	$(249)	$9,938

Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements are included within Item 15, Exhibits and Financial Statement Schedules, beginning on page F-1.
Unaudited Quarterly Financial Data
The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 30, 2015 and October 31, 2014.

	2015 Fiscal Quarter Ended (1)
In thousands, except per share amounts	January 30 (2)	May 1 (3)	July 31 (4)	October 30 (5)
Net sales	$703,873	$810,523	$792,183	$865,568
Gross profit	186,304	234,297	217,345	200,976
Operating income (loss)	58,458	92,945	82,251	(1,343,043)
Net income (loss)	30,525	55,958	51,336	(1,315,823)
Basic earnings (loss) per share	0.31	0.57	0.53	(13.49)
Diluted earnings (loss) per share	0.31	0.57	0.52	(13.49)
Dividends per share	0.20	0.20	0.20	0.20

	2014 Fiscal Quarter Ended (1)
In thousands, except per share amounts	January 31 (2)	May 2 (3)	August 1 (4)	October 31 (5)
Net sales	$839,312	$929,730	$875,661	$1,133,607
Gross profit	241,609	284,613	255,445	342,410
Operating income	93,230	133,727	124,314	176,255
Net income	54,261	79,351	74,808	129,698
Basic earnings per share	0.53	0.79	0.75	1.32
Diluted earnings per share	0.53	0.78	0.74	1.31
Dividends per share	0.175	0.175	0.20	0.20

(1)
Amounts differ from the previously filed quarterly reports due our voluntary change in our method of accounting for actuarial gains and losses and the calculation of our expected return on plan assets for all of our pension and other postretirement benefit plans during the fourth quarter of fiscal 2015. See the notes to the financial statements for further information.

(2)
For the quarters ended, January 30, 2015 and January 31, 2014, the impact of our voluntary change in our method of accounting for actuarial gains and losses and the calculation of our expected return on plan assets for all of our pension and other postretirement benefit plans increased gross profit by $3.2 million and $6.5 million, operating income by $9.8 million and $8.0 million, net income by $6.9 million and $5.4 million, and basic and diluted earnings per share by $0.07 per share in the first quarter of 2015 and $0.05 per share in the first quarter of 2014, respectively.

(3)
For the quarters ended, May 1, 2015 and May 2, 2014, the impact of our voluntary change in our method of accounting for actuarial gains and losses and the calculation of our expected return on plan assets for all of our pension and other postretirement benefit plans increased gross profit by $3.2 million and $6.5 million, operating income by $22.6 million and $8.0 million, net income by $17.2 million and $5.4 million, and basic and diluted earnings per share by $0.17 per share in the second quarter of 2015 and $0.05 per share in the second quarter of 2014, respectively.

(4)
For the quarters ended, July 31, 2015 and August 1, 2014, the impact of our voluntary change in our method of accounting for actuarial gains and losses and the calculation of our expected return on plan assets for all of our pension and other postretirement benefit plans increased gross profit by $3.5 million in 2014, operating income by $8.9 million in 2015 and $5.0 million in 2014, net income by $6.5 million and $3.5 million, and basic earnings per share by $0.07 per share and $0.04 per share, respectively, and diluted earnings per share by $0.06 per share and $0.03 per share, respectively. There was no impact to gross profit in 2015.

(5)
For the quarter ended, October 31, 2014, the impact of our voluntary change in our method of accounting for actuarial gains and losses and the calculation of our expected return on plan assets for all of our pension and postretirement benefit plans decreased gross profit by $3.5 million, decreased operating income by $10.6 million, decreased net income by $7.2 million, and decreased basic and diluted earnings per share by $0.07 per share, respectively. Of the impact above, the related impact due to the annual adjustment was additional expense of $9.8 million. The fourth quarter of 2015 also included a mark to market pension and other post-retirement plan adjustment resulting in $63.3 million of expense, in addition to impairment charges of $1.3 billion covering goodwill, other intangibles and certain items of property, plant, and equipment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 9B. Other Information

On December 16, 2015, the Company announced that, in response to prolonged adverse market conditions, it would continue to implement restructuring measures that are designed to reduce costs and optimize the Company’s global manufacturing and service footprint. These activities are expected to include entering into severance and termination agreements and full or partial closures of certain facilities in order to reduce costs and better align the Company’s overall cost structure with anticipated levels of future demand. The Company expects to incur additional restructuring charges in the range of $30.0 million to $40.0 million in fiscal 2016.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference herein the sections entitled Election of Directors, Corporate Governance, and Other Information - Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement to be mailed to stockholders in connection with our 2016 annual meeting.
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

Item 11. Executive Compensation
We incorporate by reference herein the section entitled Executive Compensation in our Proxy Statement to be mailed to stockholders in connection with our 2016 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference herein the sections entitled Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Proxy Statement to be mailed to stockholders in connection with our 2016 annual meeting.

Item 13. Certain Relationships, Related Transactions and Director Independence
We incorporate by reference herein the sections entitled Related Party Transactions and Corporate Governance in our Proxy Statement to be mailed to stockholders in connection with our 2016 annual meeting.

Item 14. Principal Accounting Fees and Services
We incorporate by reference herein the section entitled Auditors, Audit Fees, and Auditor Independence in our Proxy Statement to be mailed to stockholders in connection with our 2016 annual meeting.

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

4.4	Form of 6.625% Senior Notes due 2036 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated November 16, 2006, File No. 001-09299).

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

10.2	Supplement to Form of Change of Control Employment Agreement entered into between Joy Global Inc. and persons becoming executive officers before November 10, 2015.*

10.3	Form of Change of Control Employment Agreement entered into between Joy Global Inc. and persons becoming executive officers after November 10, 2015.*

10.4
Form of Indemnification Agreement entered into between Joy Global Inc. and each of its executive officers and non-employee directors (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended October 28, 2011, File No. 001-09299).*

10.5	Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 27, 2007, File No. 001-09299).*

10.6	Amendment No. 1 to the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended October 26, 2012, File No. 001-09299).*

10.7	Joy Global Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8, filed March 31, 2011, File No. 333-173214).

10.8	Amendment No. 1 to the Joy Global Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended October 26, 2012, File No. 001-09299).

10.9
Joy Global Inc. International Employee Stock Purchase Plan and Amendment No. 1 thereto (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed August 6, 2012, File No. 333-183103).

10.10
Amendment No. 2 to the Joy Global Inc. International Employee Stock Purchase Plan, dated September 19, 2013 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended October 25, 2013, File No. 001-09299).

10.11
Form of Nonqualified Stock Option Agreement, dated December 2, 2013, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, File No. 001-09299).*

10.12
Form of Performance Share Agreement, dated December 2, 2013, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, File No. 001-09299).*

10.13
Form of Restricted Stock Unit Award Agreement, dated December 2, 2013, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, File No. 001-09299).*

10.14
Form of Restricted Stock Unit Award Agreement, dated March 4, 2014, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended May 2, 2014, File No. 001-09299).*

10.15
Form of Restricted Stock Unit Award Agreement, dated June 3, 2014, between the registrant and Mark J. Gliebe in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended August 1, 2014, File No. 001-09299).*

10.16
Form of Nonqualified Stock Option Agreement, dated December 2, 2014, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).*

10.17
Form of Performance Share Agreement, dated December 2, 2014, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).*

10.18
Form of Restricted Stock Unit Award Agreement, dated December 2, 2014, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).*

10.19
Form of Restricted Stock Unit Award Agreement, dated March 10, 2015, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended May 1, 2015, File No. 001-09299).*

10.20
Amended and Restated Credit Agreement, dated as of July 29, 2014, among Joy Global Inc., as Borrower, the Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank (USA) as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 29, 2014, File No. 001-09299).

10.21
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

10.22
First Amendment to Amended and Restated Credit Agreement, dated as of November 14, 2014, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent(incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended October 31, 2014, File No. 001-09299).

10.23
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 14, 2014, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended October 31, 2014, File No. 001-09299).

10.24
Second Amendment to Amended and Restated Credit Agreement, dated as of January 27, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).

10.25
Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 27, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).

10.26
Third Amendment to Amended and Restated Credit Agreement, dated as of December 14, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.27
Third Amendment to Second Amended and Restated Credit Agreement, dated as of December 14, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

18.1	Preferability Letter on Change in Accounting Principle.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on signature page).

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

Joy Global Inc.
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule
The following Consolidated Financial Statements and the Financial Statement Schedule are included in Item 8, Financial Statements and Supplementary Data and Item 15, Exhibits and Financial Statement Schedules:

Item 15(a) (1):	Page in This Form 10-K
Reports of Independent Registered Public Accounting Firm	F-2

Management’s Report on Internal Control Over Financial Reporting	F-4

Consolidated Statements of Operations for the fiscal years ended October 30, 2015, October 31, 2014 and October 25, 2013	F-5

Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended October 30, 2015, October 31, 2014 and October 25, 2013	F-6

Consolidated Balance Sheets as of October 30, 2015 and October 31, 2014	F-7

Consolidated Statements of Cash Flows for the fiscal years ended October 30, 2015, October 31, 2014 and October 25, 2013	F-9

Consolidated Statements of Shareholders' Equity for the fiscal years ended October 30, 2015, October 31, 2014 and October 25, 2013	F-10

Notes to Consolidated Financial Statements	F-11

Item 15(a) (2):

Schedule II. Valuation and Qualifying Accounts	F-62

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Joy Global Inc.
We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 30, 2015 and October 31, 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended October 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 30, 2015 and October 31, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joy Global Inc.’s internal control over financial reporting as of October 30, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 21, 2015 expressed an unqualified opinion thereon.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for actuarial gains and losses and the calculation of expected return on plan assets related to its pension and other postretirement benefit plans during the fourth quarter of the year ended October 30, 2015.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 21, 2015

Report of Independent Registered Public Accounting Firm on Internal
Control Over Financial Reporting
The Board of Directors and Shareholders
Joy Global Inc.
We have audited Joy Global Inc.’s internal control over financial reporting as of October 30, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Montabert S.A.S., which is included in the 2015 consolidated financial statements of Joy Global Inc. and constituted 3.1% and 4.6% of total and net assets, respectively, as of October 30, 2015 and 1.2% and 4.4% of net sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Joy Global Inc. also did not include an evaluation of the internal control over financial reporting of Montabert S.A.S.
In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 30, 2015 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Joy Global Inc., and our report dated December 21, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 21, 2015

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As allowed by SEC guidance, management excluded from its assessment Montabert S.A.S., which was acquired in 2015 and constituted 3.1% and 4.6% of total and net assets, respectively, as of October 30, 2015 and 1.2% and 4.4% of net sales and net loss, respectively, for the year then ended. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 30, 2015.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Joy Global Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Fiscal Years Ended
	October 30, 2015	October 31, 2014	October 25, 2013
		(As adjusted)	(As adjusted)
Net sales	$3,172,147	$3,778,310	$5,012,697
Cost of sales	2,333,225	2,654,233	3,399,568
Product development, selling and administrative expenses	616,673	608,886	656,148
Impairment charges	1,338,241	—	155,200
Other income	(6,603)	(12,335)	(33,649)
Operating (loss) income	(1,109,389)	527,526	835,430
Loss on early debt retirement	(14,311)	—	—
Interest income	10,710	9,760	8,781
Interest expense	(64,139)	(65,108)	(66,285)
(Loss) income from continuing operations before income taxes	(1,177,129)	472,178	777,926
Provision for income taxes	875	134,060	241,167
(Loss) income from continuing operations	(1,178,004)	338,118	536,759
Loss from discontinued operations, net of income taxes	—	—	(225)
Net (loss) income	$(1,178,004)	$338,118	$536,534
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(12.08)	$3.38	$5.06
Loss from discontinued operations	—	—	—
Net (loss) income	$(12.08)	$3.38	$5.06
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(12.08)	$3.35	$5.02
Loss from discontinued operations	—	—	—
Net (loss) income	$(12.08)	$3.35	$5.02
Dividends per share	$0.80	$0.75	$0.70
Weighted average shares outstanding:
Basic	97,493	100,088	106,070
Diluted	97,493	100,939	106,996
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Statements of Comprehensive (Loss) Income (In thousands)

	Fiscal Years Ended
	October 30, 2015	October 31, 2014	October 25, 2013
		(As adjusted)	(As adjusted)
Net (loss) income	$(1,178,004)	$338,118	$536,534
Other comprehensive (loss) income:
Change in unrecognized prior service costs on pension and other postretirement obligations, net of tax benefits of ($57), ($498) and ($474)	204	234	793
Derivative instrument fair market value adjustment, net of taxes (benefits) of $2,278, ($129) and ($432)	5,558	(292)	149
Foreign currency translation adjustment on long-term intercompany foreign loans	3,437	(11,354)	2,756
Other foreign currency translation adjustment	(149,991)	(24,896)	(21,966)
Total other comprehensive loss, net of taxes	(140,792)	(36,308)	(18,268)
Comprehensive (loss) income	$(1,318,796)	$301,810	$518,266
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Balance Sheets (In thousands, except share data)

	October 30, 2015	October 31, 2014
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$102,885	$270,191
Accounts receivable, net	812,073	1,059,709
Inventories	1,007,925	1,101,955
Other current assets	145,559	180,151
Total current assets	2,068,442	2,612,006
Property, plant and equipment:
Land and improvements	68,380	84,565
Buildings	409,259	422,259
Machinery and equipment	974,794	888,548
Software	109,776	101,484
Gross property, plant and equipment	1,562,209	1,496,856
Accumulated depreciation	(770,177)	(604,416)
Total property, plant and equipment	792,032	892,440
Other assets:
Other intangible assets, net	255,710	319,269
Goodwill	354,621	1,516,693
Deferred income taxes	118,913	71,897
Other non-current assets	122,728	180,044
Total other assets	851,972	2,087,903
Total assets	$3,712,446	$5,592,349
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Balance Sheets (In thousands, except share data)

	October 30, 2015	October 31, 2014
		(As adjusted)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$26,321	$11,739
Trade accounts payable	275,789	395,945
Employee compensation and benefits	90,335	136,911
Advance payments and progress billings	229,470	285,939
Accrued warranties	52,146	67,272
Other accrued liabilities	225,277	265,600
Current liabilities of discontinued operations	11,582	11,582
Total current liabilities	910,920	1,174,988
Long-term obligations	1,060,643	1,269,541
Other liabilities:
Liabilities for postretirement benefits	19,540	19,609
Accrued pension costs	175,699	144,379
Other non-current liabilities	125,635	147,472
Total other liabilities	320,874	311,460
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value (authorized 150,000,000 shares; 131,242,051 and 130,794,076 shares issued as of October 30, 2015 and October 31, 2014, respectively)	131,242	130,794
Capital in excess of par value	1,231,110	1,200,023
Retained earnings	1,854,794	3,111,888
Treasury stock (33,644,764 and 32,690,184 shares as of October 30, 2015 and October 31, 2014, respectively)	(1,650,065)	(1,600,065)
Accumulated other comprehensive loss	(147,072)	(6,280)
Total shareholders’ equity	1,420,009	2,836,360
Total liabilities and shareholders’ equity	$3,712,446	$5,592,349
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Statements of Cash Flows (In thousands)

	Fiscal Years Ended
	October 30, 2015	October 31, 2014	October 25, 2013
		(As adjusted)	(As adjusted)
Operating Activities:
Net (loss) income	$(1,178,004)	$338,118	$536,534
Loss from discontinued operations	—	—	225
Adjustments to continuing operations:
Depreciation and amortization	142,366	133,593	113,519
Impairment charges	1,338,241	—	155,200
Changes in deferred income taxes	(77,013)	(2,812)	23,134
Contributions to defined benefit employee pension plans	(13,134)	(7,062)	(165,712)
Defined benefit employee pension plan expense	38,594	3,309	(18,494)
Share-based compensation expense	30,634	17,685	29,006
Excess tax benefit from share-based compensation awards	(261)	(1,632)	(1,728)
Changes in long-term receivables	60,230	(15,225)	(116,151)
Other adjustments to continuing operations, net	(9,816)	11,008	44,905
Changes in working capital items attributed to continuing operations, net of acquisitions:
Accounts receivable, net	208,255	61,247	206,914
Inventories	28,344	3,013	225,305
Other current assets	813	22,491	18,597
Trade accounts payable	(112,561)	8,233	(55,087)
Employee compensation and benefits	(46,643)	8,676	(24,465)
Advance payments and progress billings	(29,653)	(106,352)	(249,752)
Accrued warranties	(13,800)	(17,739)	(14,631)
Other accrued liabilities	(11,259)	(93,110)	(68,781)
Net cash provided by operating activities of continuing operations	355,333	363,441	638,538
Net cash used by operating activities of discontinued operations	—	(102)	(1,688)
Net cash provided by operating activities	355,333	363,339	636,850
Investing Activities:
Acquisition of businesses, net of cash acquired	(114,353)	(44,426)	—
Property, plant and equipment acquired	(71,336)	(91,077)	(153,418)
Proceeds from sale of property, plant and equipment	4,300	9,963	3,555
Other investing activities, net	(83)	53	(112)
Net cash used by investing activities	(181,472)	(125,487)	(149,975)
Financing Activities:
Common stock issued	4,654	13,346	7,575
Excess tax benefit from exercise of stock options	261	1,632	1,728
Dividends paid	(77,950)	(74,945)	(74,325)
Redemption of 6% note due 2016	(250,000)	—	—
Repayments of Term Loan	—	(37,500)	(50,000)
Net borrowings under Credit Agreement	58,600	—	—
Change in short and other long-term obligations, net	(10,521)	2,332	(7,374)
Treasury stock purchased	(50,000)	(269,336)	(214,106)
Financing fees	—	(2,826)	—
Net cash used by financing activities	(324,956)	(367,297)	(336,502)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16,211)	(6,073)	(8,537)
(Decrease) increase in Cash and Cash Equivalents	(167,306)	(135,518)	141,836
Cash and Cash Equivalents at Beginning of Year	270,191	405,709	263,873
Cash and Cash Equivalents at End of Year	$102,885	$270,191	$405,709
Supplemental cash flow information:
Interest paid	$68,177	$62,103	$63,623
Income taxes paid	100,087	179,148	262,705
See Notes to Consolidated Financial Statements

Joy Global Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of October 26, 2012, as adjusted	$129,800	$1,140,680	$2,388,440	$(1,116,623)	$48,296	$2,590,593
Net income, as adjusted	—	—	536,534	—	—	536,534
Change in unrecognized prior service costs on pension and other postretirement obligations, net of taxes, as adjusted	—	—	—	—	793	793
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	149	149
Foreign currency translation adjustment	—	—	—	—	(19,210)	(19,210)
Treasury stock purchased	—	—	—	(214,106)	—	(214,106)
Share-based compensation expense	—	29,006	—	—	—	29,006
Dividends paid ($0.70 per share)	—	910	(75,235)	—	—	(74,325)
Issuance of restricted stock units and performance shares	178	(3,900)	—	—	—	(3,722)
Exercise of stock options	160	4,110	—	—	—	4,270
Shares issued under employee stock purchase plan	67	3,534	—	—	—	3,601
Excess tax benefit from share-based compensation awards	—	1,728	—	—	—	1,728
Balance as of October 25, 2013, as adjusted	$130,205	$1,176,068	$2,849,739	$(1,330,729)	$30,028	$2,855,311
Net income, as adjusted	—	—	338,118	—	—	338,118
Change in unrecognized prior service costs on pension and other postretirement obligations, net of taxes, as adjusted	—	—	—	—	234	234
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	(292)	(292)
Foreign currency translation adjustment	—	—	—	—	(36,250)	(36,250)
Treasury stock purchased	—	—	—	(269,336)	—	(269,336)
Share-based compensation expense	—	17,685	—	—	—	17,685
Dividends paid ($0.75 per share)	—	1,024	(75,969)	—	—	(74,945)
Issuance of restricted stock units and performance shares	265	(9,408)	—	—	—	(9,143)
Exercise of stock options	241	8,714	—	—	—	8,955
Shares issued under employee stock purchase plan	83	4,308	—	—	—	4,391
Excess tax benefit from share-based compensation awards	—	1,632	—	—	—	1,632
Balance as of October 31, 2014, as adjusted	$130,794	$1,200,023	$3,111,888	$(1,600,065)	$(6,280)	$2,836,360
See Notes to Consolidated Financial Statements.

Joy Global Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive(Loss) Income	Total
Balance as of October 31, 2014, as adjusted	$130,794	$1,200,023	$3,111,888	$(1,600,065)	$(6,280)	$2,836,360
Net loss	—	—	(1,178,004)	—	—	(1,178,004)
Change in unrecognized prior service costs on pension and other postretirement obligations, net of taxes	—	—	—	—	204	204
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	5,558	5,558
Foreign currency translation adjustment	—	—	—	—	(146,554)	(146,554)
Treasury stock purchased	—	—	—	(50,000)	—	(50,000)
Share-based compensation expense	—	30,634	—	—	—	30,634
Dividends paid ($0.80 per share)	—	1,140	(79,090)	—	—	(77,950)
Issuance of restricted stock units and performance shares	243	(3,635)	—	—	—	(3,392)
Exercise of stock options	27	528	—	—	—	555
Shares issued under employee stock purchase plan	178	3,921	—	—	—	4,099
Tax deficiency from share-based compensation awards	—	(1,501)	—	—	—	(1,501)
Balance as of October 30, 2015	$131,242	$1,231,110	$1,854,794	$(1,650,065)	$(147,072)	$1,420,009
See Notes to Consolidated Financial Statements.
Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

1.	Description of Business

Joy Global Inc. is a leading manufacturer and servicer of high productivity mining equipment for the extraction of metal and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals and ores. We operate in two business segments: Underground and Surface. We are a major manufacturer of underground mining machinery for the extraction and haulage of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction and haulage of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Pennsylvania, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, France, South Africa and the United Kingdom.

2.	Significant Accounting Policies

Our significant accounting policies are as follows:

Basis of Presentation and Principles of Consolidation – The Consolidated Financial Statements are presented in accordance with GAAP. The Consolidated Financial Statements include the accounts of Joy Global Inc. and its domestic and non-U.S. subsidiaries, all of which are fully consolidated. All significant intercompany balances and transactions have been eliminated.

Prior period financial information has been adjusted to reflect the fourth quarter fiscal 2015 change in our method of accounting for actuarial gains and losses and the calculation of expected return on plan assets for all of our pension and other postretirement benefit plans, which is a voluntary change in accounting principle that is required to be adopted retrospectively. Refer to the Pension and Postretirement Benefits and Costs section of this footnote for additional information.

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

Cash Equivalents – All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents. These primarily consist of money market funds and, to a lesser extent, certificates of deposit and commercial paper. Cash equivalents were $9.8 million and $20.8 million as of October 30, 2015 and October 31, 2014, respectively.

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

Property, Plant and Equipment – Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, these assets are depreciated primarily by the straight line method over the estimated useful lives of the assets which generally range from 5 to 50 years for land improvements, from 10 to 50 years for buildings, from 3 to 12 years for machinery and equipment and from 2 to 10 years for software. Depreciation expense was $110.9 million, $107.4 million and $99.9 million for fiscal 2015, 2014 and 2013, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

Long-Lived Assets – Long-lived assets are depreciated or amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. We assess the realizability of our held and used long-lived assets by evaluating such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows related to such assets are less than

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

the carrying value. If impairment is determined to exist, any related impairment loss is calculated based on the fair value of the assets compared to their carrying value.

As of July 31, 2015, we assessed our tangible and intangible finite-lived assets for impairment due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. No impairment was identified related to our finite-lived tangible and intangible assets as of July 31, 2015. However, during the fourth quarter of fiscal 2015, we determined that there was an additional risk that certain tangible and intangible finite-lived assets may not be recoverable due to continued deterioration of our markets. Each asset group was considered and it was determined that the cash flows associated with an asset group in China and a steel mill would be insufficient to support their carrying value.

As a result of this analysis, property, plant and equipment non-cash impairment charges of $42.6 million related to an asset group in China and $19.2 million related to a steel mill were recorded in the fourth quarter of fiscal 2015 by our Underground and Surface segments, respectively. In addition, customer relationship intangible asset non-cash impairment charges of $57.9 million and $2.1 million were recorded in the fourth quarter of fiscal 2015 by our Underground and Surface segments, respectively. These charges are recorded in the Consolidated Statement of Operations under the heading Impairment charges.

No impairment was identified related to our long-lived assets in fiscal 2014 or 2013.

Goodwill and Indefinite-lived Intangible Assets – Indefinite-lived intangible assets are composed of certain trademarks and are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each asset's fair value to its book value. We first determine qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If we conclude that it is more likely than not that an indefinite-lived asset is impaired, then we determine the fair value by using the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset. See Note 7, Goodwill and Intangible Assets, for details regarding the results of our indefinite-lived intangible asset impairment testing performed in fiscal 2015 and 2013. No impairment was identified related to our indefinite-lived intangible assets in fiscal 2014.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units to their book value. We generally first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then determine the fair value of the reporting unit based on a discounted cash flow model. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. If goodwill is impaired, we recognize a non-cash impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value. See Note 7, Goodwill and Intangible Assets, for details regarding the results of our goodwill impairment testing performed in fiscal 2015. No impairment was identified related to our goodwill in fiscal 2014 or 2013.
The process of evaluating the potential impairment of goodwill and other intangible assets is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill and other intangible assets involve a high degree of judgment and can entail subjective considerations. The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates. Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values.
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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

periodically review the adequacy of the accrual for product warranties and adjust the warranty percentage and accrued warranty reserve for actual experience as necessary.

Pension and Postretirement Benefits and Costs – In the fourth quarter of 2015, we voluntarily changed our method of accounting for actuarial gains and losses and the calculation of expected return on plan assets for all of our pension and other postretirement benefit plans. We elected to recognize actuarial gains and losses in the statement of operations immediately, as it more clearly depicts the impact of current economic conditions in our consolidated results of operations. This change has been reported through retrospective application of this new policy to all periods presented.

Historically, we deferred actuarial gains and losses from these plans and recognized the financial impact in the statement of operations over future years using a method commonly referred to as the corridor method. Specifically, the net loss (gain) in excess of 10% of the greater of the projected benefit obligation or the market related value of plan assets was amortized on a straight line basis over the average remaining service period of active employees expected to receive benefits under the plan (or over the average life of the participants if all or almost all of the plan participants are inactive). With the immediate recognition of actuarial gains and losses, actuarial gains and losses from these plans are immediately recognized in our results of operations in an annual adjustment that is recorded in the fourth quarter of each year, or more frequently should a re-measurement event occur. The remaining components of net periodic benefit costs, primarily service and interest costs and the expected return on plan assets, will continue to be recorded on a quarterly basis.

In addition, for purposes of calculating the expected return on plan assets, we will no longer use an averaging technique for the market-related value of plan assets, but we are voluntarily changing to the actual fair value of plan assets to adjust for changes in actual versus expected rates of return. The impact of this change will be recorded annually as part of the adjustment described above. Collectively, the immediate recognition of actuarial gains and losses and the immediate recognition of actual versus expected rates of return on plan assets are referred to herein as the "mark to market pension and postretirement plan adjustment."

The mark to market method is preferable to our prior method in that it reflects changes in assumptions and market conditions in the year that they occur versus recognizing them over an extended period of time. The adoption of immediate recognition of actuarial gains and losses and the use of the fair value of plan assets are voluntary changes in accounting principle that are required to be adopted retrospectively. Therefore, all periods presented have been adjusted to reflect these changes adopted by the Company as of the October 30,2015 annual measurement date. The Company also considered the impact of the revised pension expense on its capitalized inventory balances, and has retrospectively adjusted such balances accordingly.

The cumulative effect of the change on retained earnings as of October 27, 2012, was a pre-tax reduction of $716.3 million, with an offset to accumulated other comprehensive income, and therefore, no net impact to shareholders’ equity. The impact of all adjustments made to the financial statements presented is summarized below (amounts in thousands, except per share data):

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

	2014			2013
	Previously Reported	Adjusted	Effect of Change	Previously Reported	Adjusted	Effect of Change
Consolidated Statements of Operations:
Cost of sales	2,667,158	2,654,233	(12,925)	3,389,484	3,399,568	10,084
Product development, selling and administrative expenses	606,347	608,886	2,539	680,001	656,148	(23,853)
Operating income	517,140	527,526	10,386	821,661	835,430	13,769
Income from continuing operations before income taxes	461,792	472,178	10,386	764,157	777,926	13,769
Provision for income taxes	130,755	134,060	3,305	230,219	241,167	10,948
Income from continuing operations	331,037	338,118	7,081	533,938	536,759	2,821
Net income	331,037	338,118	7,081	533,713	536,534	2,821
Basic earnings per share:
Income from continuing operations	3.31	3.38	0.07	5.03	5.06	0.03
Net income	3.31	3.38	0.07	5.03	5.06	0.03
Diluted earnings per share:
Income from continuing operations	3.28	3.35	0.07	4.99	5.02	0.03
Net income	3.28	3.35	0.07	4.99	5.02	0.03

Consolidated Statements of Comprehensive Income:
Net income	331,037	338,118	7,081	533,713	536,534	2,821
Change in unrecognized prior service costs on pension and postretirement benefit obligations, net of tax	10,806	234	(10,572)	19,336	793	(18,543)

Consolidated Balance Sheets:
Deferred income taxes	70,181	71,897	1,716	41,532	44,399	2,867
Inventories	1,108,308	1,101,955	(6,353)	1,139,744	1,133,820	(5,924)
Retained earnings	3,645,527	3,111,888	(533,639)	3,390,459	2,849,740	(540,719)
Accumulated other comprehensive loss	(535,282)	(6,280)	529,002	(507,634)	30,028	537,662

Consolidated Statements of Cash Flows:
Operating activities:
Net income	331,037	338,118	7,081	533,713	536,534	2,821
Changes in deferred income taxes	(6,117)	(2,812)	3,305	12,184	23,134	10,950
Defined benefit employee pension plan expense	14,470	3,309	(11,161)	19,632	(18,494)	(38,126)
Other adjustments to continuing operations, net	(160)	11,008	11,168	6,754	44,905	38,151
Changes in inventories	2,584	3,013	429	199,530	225,305	25,775
Changes in other accrued liabilities	(82,288)	(93,110)	(10,822)	(29,210)	(68,781)	(39,571)

Consistent with prior periods, pension and other postretirement benefit costs and liabilities are still dependent on assumptions used in calculating such amounts. The primary assumptions include discount rates, expected returns on plan assets, mortality rates and rates of compensation increases, as discussed below:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

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

Mortality rates: Fiscal 2014 mortality rates are based on the IRS prescribed annuitant and non-annuitant mortality for 2014 under the Pension Protection Act of 2006. Fiscal 2015 mortality rates are based on the annuitant and non-annuitant mortality tables (RP-2014) released by the Society of Actuaries late in fiscal 2014, adjusted for the mortality improvement scale (MP-2014), as well as for the Company’s historical plan experience levels. Adoption of these modified tables had a $35.0 million expense impact to our pension and postretirement plans, which was recognized as part of our fourth quarter fiscal 2015 mark to market adjustment. Further, we considered the recently released updates to the 2014 mortality improvement scale, noting that the modifications would not be significant to our assumptions.

Rates of compensation increases: The rates of compensation increases reflect our long-term actual experience and its outlook, including consideration of expected rates of inflation.

As mentioned above, actual results that differ from these assumptions are immediately recognized in our results of operations in an annual adjustment that is recorded in the fourth quarter of each year, or more frequently should a re-measurement event occur. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement plan obligations and future expense.

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

Assets and liabilities of operations which have the U.S. dollar as their functional currency, but which maintain their accounting records in local currency, have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in Cost of sales in our Consolidated Statements of Operations.

Exchange gains or losses incurred on transactions conducted by one of our subsidiaries in a currency other than the subsidiary’s functional currency are normally reflected in Cost of sales in our Consolidated Statements of Operations. An exception is made when the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the exchange gains or losses are included in shareholders’ equity as an element of accumulated other comprehensive income (loss).

The pre-tax foreign exchange impact included in operating income was a loss of $5.2 million, a gain of $1.1 million and a loss of $4.4 million in fiscal 2015, 2014 and 2013, respectively.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

item being hedged on the Consolidated Statements of Cash Flows. Cash flows from undesignated derivative instruments are included in operating activities on the Consolidated Statements of Cash Flows.

For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the statement of operations on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. Ineffectiveness related to these derivative contracts is recorded in the Consolidated Statements of Operations. For derivative contracts that are designated and qualify as a fair value hedge and for derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Consolidated Statements of Operations under the heading Cost of sales. This gain or loss is offset by foreign exchange fluctuations of the underlying hedged item.

Revenue Recognition – We recognize revenue on products and services when the following criteria are satisfied: persuasive evidence of a sales arrangement exists, product delivery and transfer of title and risk and rewards has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We recognize revenue on long-term contracts, such as contracts to manufacture mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

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

We have certain customer agreements that are considered multiple element arrangements. These agreements primarily consist of the sale of multiple pieces of equipment or equipment with subsequent installation services. These agreements are assessed for the purpose of identifying deliverables and determining whether the delivered item has value to the customer on a standalone basis and whether delivery or performance of the undelivered item is considered probable and substantially in our control. If those criteria are met, revenue is allocated to each identified unit of accounting based on our estimate of the relative selling prices of the deliverables and is recognized as the revenue recognition criteria are met for each element. The relative selling price is estimated by using recent sales transactions for similar items. The difference between the total of the separate selling prices and the total contract consideration is allocated pro-rata across each of the units of accounting included in the arrangement.

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

Comprehensive (Loss) Income – Comprehensive (loss) income includes disclosure of financial information that historically has not been recognized in the calculation of net income. Our comprehensive (loss) income encompasses net (loss) income, the change in unrecognized prior service costs on our pension and other postretirement obligations, the derivative instrument fair market value adjustment and foreign currency translation. Comprehensive (loss) income is disclosed in our Consolidated Statements of Comprehensive (Loss) Income. Accumulated other comprehensive (loss) income is disclosed in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Equity.

Sales Incentives – We account for cash consideration (such as sales incentives and cash discounts) given to our customers or resellers as a reduction of net sales.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Allowance for Doubtful Accounts – We establish an allowance for doubtful accounts based on the age of the receivable and the category of customer. We also establish an additional allowance on a specific account identification basis through a review of several factors, including the aging status of our customers’ accounts, the financial condition of our customers and historical collection experience.

Shipping and Handling Fees and Costs – We report shipping costs billed to a customer in a sales transaction as net sales. We report the related costs incurred for shipping as cost of sales.

Research and Development Expenses – Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $36.2 million, $40.6 million and $49.0 million for fiscal 2015, 2014 and 2013, respectively.

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

As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the statement of operations but instead was treated first as a reduction of excess reorganization value until exhausted, then intangible assets until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained. All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.

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

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.

New Accounting Pronouncements – In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The ASU is effective for the Company on October 28, 2017, with early adoption permitted. The Company has evaluated the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determined the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

The ASU is effective for the Company on October 29, 2016, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU is effective on a prospective basis for the Company beginning on October 28, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

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

In April 2015, the FASB also issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which permits an employer whose fiscal year-end does not coincide with a calendar month end the ability to elect to measure its defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year-end. If elected, this accounting policy is applied consistently on a prospective basis for all plans, with related disclosure of the alternative measurement date used. The ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company early adopted the guidance in fiscal 2015. This guidance did not have a significant impact on our financial condition, results of operations or presentation of our financial statements.

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

3.	Acquisitions
Acquisition of Montabert S.A.S.

On June 1, 2015, we completed the acquisition of 100% of the equity of Montabert for approximately $121.5 million, gross of cash acquired of $7.1 million dollars. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. This acquisition expands the Company's product and service capabilities for hard rock mining, tunneling and rock excavation, further diversifying our commodity and end market exposures. Montabert's results of operations have been included as part of the Underground segment from the date of the acquisition forward.

In connection with the acquisition, we recorded goodwill of approximately $55.5 million and intangible assets of approximately $35.1 million. The intangible assets are primarily comprised of customer relationships, trade names and patents, which are being

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

amortized over their respective estimated useful lives. Other assets acquired consist of working capital related items and property, plant, and equipment, with values that are not individually significant.

Acquisition of Mining Technologies International Inc.

On May 30, 2014, we closed on the purchase of certain assets of MTI for $44.4 million. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We have acquired substantially all of the assets associated with MTI’s hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included in the accompanying financial statements as part of the Underground segment from the acquisition date forward.

In connection with the acquisition, we have recorded goodwill of approximately $0.3 million and intangible assets of approximately $9.9 million. The intangible assets are primarily comprised of customer relationships and designs and drawings, which are being amortized over their respective estimated useful lives.

4.	Discontinued Operations

Discontinued operations of LeTourneau

On October 24, 2011, we completed the sale of LeTourneau Technologies Drilling Systems, Inc. to Cameron International Corporation. This drilling products business is reflected as a discontinued operation and all results of operations have been reflected as discontinued operations in the Consolidated Statements of Operations. Liabilities that remain our obligation are classified as liabilities of discontinued operations in the Consolidated Balance Sheets.

5.	Accounts Receivable

Consolidated accounts receivable consist of the following:

In thousands	October 30, 2015	October 31, 2014
Trade receivables	$766,024	$914,565
Unbilled receivables (due within one year)	149,369	226,786
Allowance for doubtful accounts	(103,320)	(81,642)
	$812,073	$1,059,709

6.	Inventories

Consolidated inventories consist of the following:

In thousands	October 30, 2015	October 31, 2014
		(As adjusted)
Finished goods	$814,306	$828,874
Work in process	135,310	203,805
Raw materials	58,309	69,276
Total inventories	$1,007,925	$1,101,955

Finished goods include finished components and parts in addition to any finished equipment.

7.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 30, 2015 and October 31, 2014 are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

		October 30, 2015		October 31, 2014
In thousands	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived intangible assets:
Customer relationships	16 years	$215,703	$(69,245)	$269,391	$(74,611)
Engineering drawings	3 years	5,843	(4,165)	5,843	(3,308)
Patents	19 years	93,520	(27,985)	90,969	(23,624)
Trademarks	5 years	15,039	(5,049)	12,200	(2,440)
Unpatented technology	20 years	32,852	(7,372)	32,762	(5,668)
Subtotal	17 years	362,957	(113,816)	411,165	(109,651)
Indefinite-lived intangible assets:
Trademarks		6,569	—	17,755	—
Total other intangible assets		$369,526	$(113,816)	$428,920	$(109,651)

Finite-lived intangible assets

Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

As of July 31, 2015, we assessed our tangible and intangible finite-lived assets for impairment due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. No impairment was identified related to our finite-lived intangible assets as of July 31, 2015. However, during the fourth quarter of fiscal 2015, we determined that there was an additional risk that certain tangible and intangible finite-lived assets may not be recoverable due to continued deterioration of our markets. Each asset group was considered and it was determined that the cash flows of an asset group in China and a steel mill would be insufficient to support their carrying value.

In connection with the evaluation of these asset groups, we developed an estimate of fair value using a discounted cash flow model. Assumptions critical to the process included forecasted financial information, discount rates and applicable customer retention rates. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 19, Fair Value Measurements, for the definition of Level 3 inputs.

As a result of this analysis, customer relationship non-cash impairment charges of $57.9 million and $2.1 million were recorded in the fourth quarter of fiscal 2015 by our Underground and Surface segments, respectively. These charges are recorded in the Consolidated Statement of Operations under the heading Impairment charges.

No other impairments were identified related to our finite-lived intangible assets as of October 30, 2015.

Amortization expense for finite-lived intangible assets was $26.5 million, $26.2 million and $13.6 million, for fiscal 2015, 2014 and 2013, respectively.

Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2016	$23,048
2017	22,570
2018	21,951
2019	19,466
2020	19,394

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Indefinite-lived intangible assets

Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate.

We assessed our indefinite-lived trademarks as of July 31, 2015 due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. No impairment was identified related to our indefinite-lived trademarks as of July 31, 2015. However, during the fourth quarter of fiscal 2015 we re-assessed our indefinite-lived trademarks due to the continued deterioration of our markets, developing an estimate of fair value using a discounted cash flow model. Assumptions critical to the process included forecasted financial information, discount rates and royalty rates. The estimates of the fair values of the indefinite-lived trademarks are based on the best information currently available. However, further adjustments may be necessary in the future if conditions differ substantially from the assumptions utilized. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 19, Fair Value Measurements, for the definition of Level 3 inputs.

As a result of this analysis, a non-cash impairment charge of $10.8 million was recorded in the fourth quarter of fiscal 2015 by our Underground segment. This charge is recorded in the Consolidated Statement of Operations under the heading Impairment charges.

In addition, in the fourth quarter of fiscal 2013, we reviewed our brand portfolio and developed a strategy to increase the visibility of our core brands in furtherance of our One Joy Global initiative. During this review we determined that the indefinite life assumption was no longer appropriate for most of our previously acquired trademarks. The remaining value of the trademarks that were replaced are being amortized over the new estimated useful life. For those trademarks that were not replaced, our strategy is to co-brand these products, and we revalued these trademarks based on that assumption. The co-branded trademarks continue to have an indefinite life. As a result, a non-cash impairment charge of $155.2 million was recorded in the fourth quarter of fiscal 2013, of which $130.2 million was recorded by our Underground segment and $25.0 million was recorded by our Surface segment. This charge is recorded in the Consolidated Statement of Operations under the heading Intangible asset impairment charges. Going forward, the amortization on the remaining carrying value associated with the trademarks that are being replaced is being recorded in the Consolidated Statements of Operations under the heading Product development, selling and administrative expenses.

Goodwill

Changes in the carrying amount of goodwill in fiscal 2015 and 2014 are as follows:

In thousands	Underground	Surface	Consolidated
Balance as of October 25, 2013	$1,123,183	$357,336	$1,480,519
Goodwill acquired during the year	271	—	271
Translation adjustments	36,737	(834)	35,903
Balance as of October 31, 2014	1,160,191	356,502	1,516,693
Goodwill acquired during the year	55,717	—	55,717
Impairment charges	(1,199,256)	—	(1,199,256)
Translation adjustments	(16,652)	(1,881)	(18,533)
Balance as of October 30, 2015	$—	$354,621	$354,621

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

As of July 31, 2015, we concluded that an indicator was present that suggested impairment may exist for our goodwill, as our total shareholders’ equity exceeded our market capitalization due to the prolonged suppressed global commodity markets, their related effect on the global mining investment environment and the resulting impact on our market capitalization. Based on this indicator of impairment, we performed an interim test for impairment of goodwill as of the last day of our fiscal third quarter. We concluded our step one evaluation on our reporting units and determined that the estimated fair value of our Underground reporting unit was lower than the carrying value of the reporting unit. The result of our interim test for the Surface reporting unit was that the fair

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

value of the reporting unit exceeded carrying value. However, given the timing of the decline in our market capitalization, we were unable to complete step two of the Underground goodwill impairment test until we were engaged in the preparation of our annual financial statements. Step two of the analysis requires us to perform a theoretical purchase price allocation for the Underground reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. Upon completion of step two of our goodwill impairment test, we recorded a non-cash goodwill impairment charge of $1.2 billion. This impairment charge represents a complete impairment of goodwill in the Underground reporting unit, and it is recorded in the Consolidated Statement of Operations under the heading Impairment charges.
As of October 30, 2015, we determined there was an indicator of potential goodwill impairment due to the continued deterioration of our markets and the resulting effects on our market capitalization. As a result we performed another interim impairment test of our goodwill and indefinite-lived intangible assets. The result of our step one evaluation was that the estimated fair value of the Surface reporting unit again exceeded its carrying value. Although we have concluded there is no impairment on the goodwill of $354.6 million associated with our Surface segment as of year end, we will continue to closely monitor in the future considering the uncertainty in the markets and the continued decline in our stock price after year end. Should there be still further market declines and/or stock price declines in future periods, there is increasing risk that Surface segment goodwill may be impaired. We will continue to update our evaluation as market conditions and the follow on impacts to our share price warrant.
In connection with our goodwill impairment test, we worked with a third party appraisal firm to fair value Underground goodwill using a discounted cash flow model. In connection with obtaining an independent third party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Assumptions critical to the process included forecasted financial information and discount rates. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 19, Fair Value Measurements, for the definition of Level 3 inputs.

8.	Income Taxes

The provision for income taxes for continuing operations included in the Consolidated Statements of Operations consists of the following:

		As adjusted	As adjusted
In thousands	October 30, 2015	October 31, 2014	October 25, 2013
Current provision
Federal	$23,673	$82,618	$127,030
State	937	5,888	7,113
Foreign	53,278	52,029	69,564
Total current provision	77,888	140,535	203,707
Deferred (benefit) provision
Federal	(59,088)	2,821	34,391
State	(1,393)	948	(1,335)
Foreign	(16,532)	(10,244)	4,404
Total deferred (benefit) provision	(77,013)	(6,475)	37,460
Total provision for income taxes	$875	$134,060	$241,167

The federal current provision includes a $41.8 million benefit for excess foreign tax credits from dividends paid during fiscal 2015. The foreign deferred provision reflects a charge of $34.0 million for the impact of valuation allowances on certain of the China deferred tax assets.

The federal deferred provision also includes $3.3 million of alternative minimum tax carryforwards used in fiscal 2013. During fiscal 2013, we recognized $0.3 million of current tax benefit relating to a tax holiday in China. The Company's Chinese tax holiday expired in fiscal 2014.

The domestic and foreign components of income from continuing operations before income taxes are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

		As adjusted	As adjusted
In thousands	October 30, 2015	October 31, 2014	October 25, 2013
Domestic (loss) income from continuing operations	$(73,408)	$304,060	$490,850
Foreign (loss) income from continuing operations	(1,103,721)	168,118	287,076
Pre-tax (loss) income from continuing operations	$(1,177,129)	$472,178	$777,926

The reconciliation between the income tax provision recognized in our Consolidated Statements of Operations and the income tax provision computed by applying the statutory federal income tax rate to the income from continuing operations are as follows:

		As adjusted	As adjusted
In thousands	October 30, 2015	October 31, 2014	October 25, 2013
Income tax computed at federal statutory tax rate	35.0%	35.0%	35.0%
Sub-part F income and foreign dividends, net of foreign tax credits	3.5	0.1	0.2
Differences in foreign and U.S. tax rates	(8.1)	(5.1)	(4.5)
State income taxes, net of federal tax impact	—	0.9	0.5
Valuation allowance	(3.5)	2.2	1.1
IRC 199 manufacturing deduction	0.6	(2.0)	(1.9)
Non-deductible impairment charges	(26.6)	—	—
Other items, net	(1.0)	(2.7)	0.6
Effective income tax rate	(0.1)%	28.4%	31.0%

The components of the net deferred tax asset are as follows:

		As adjusted
In thousands	October 30, 2015	October 31, 2014
Deferred tax assets:
Employee benefit related items	$154,183	$135,567
Tax credit carryforwards	46,235	4,114
Tax loss carryforwards	149,024	138,334
Inventories	19,478	37,191
Other deferred tax assets, net	20,762	20,156
Valuation allowance, current assets	(66,543)	(16,618)
Valuation allowance, non-current assets	(110,182)	(122,281)
Total deferred tax assets	212,957	196,463
Deferred tax liabilities:
Depreciation and amortization in excess of book expense	51,830	60,548
Intangibles	31,410	42,315
Total deferred tax liabilities	83,240	102,863
Net deferred tax asset	$129,717	$93,600

The net deferred tax assets are reflected in the Consolidated Balance Sheets as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

		As adjusted
In thousands	October 30, 2015	October 31, 2014
Current deferred tax assets, included in Other current assets	$39,464	$78,102
Long-term deferred tax asset, included in Deferred income taxes	118,913	71,897
Current deferred tax liability, included in Other accrued liabilities	(1,672)	(1,979)
Long-term deferred tax liability, included in Other liabilities	(26,988)	(54,420)
Net deferred tax asset	$129,717	$93,600

The following table summarizes the components of our loss and credit carryforward:

Loss and Credit Carryforward Summary
	Amount
Description - In millions	Gross	Benefit	Valuation Allowance	Expiration Date(s)
Foreign capital losses	$59.9	$12.2	$12.2	None
U.S. state operating losses	1,963.4	101.0	98.4	Various
Foreign operating losses	142.9	35.8	31.4	$33.5 - None $2.2 - 2015 to 2024
State tax credits	N/A	2.0	2.0	Various
Foreign tax credits	N/A	43.2	1.3	$1.3 - 2016 to 2018 $41.9 - 2025
Various international tax credits	N/A	—	—	None

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

During the year ended October 30, 2015, the Company determined that it was appropriate to establish $34.0 million of valuation allowances against the previously benefitted deferred tax assets of certain subsidiaries in China. During fiscal 2015, the Company recorded tax expense of $41.4 million relating to the establishment of valuation allowances, comprised of $41.7 million of expense for additions and $0.3 million of benefit for releases. During fiscal 2014, the Company recorded tax expense of $10.5 million relating to the establishment of valuation allowances, comprised of $10.7 million of expense for additions and $0.2 million of benefit for releases. During fiscal 2013, the Company recorded tax expense of $9.8 million relating to the establishment of valuation allowances, comprised of $10.1 million of expense for additions and $0.3 million of benefit for releases. Valuation allowances currently recorded that arose in pre-emergence years require us to apply fresh start accounting. As of October 30, 2015, there were $63.3 million of valuation reserves against pre-emergence net operating loss carryforwards.

As of October 30, 2015, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries, as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries, which have been or are intended to be permanently reinvested, are $604.8 million as of October 30, 2015.

Unrecognized tax benefits are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

In thousands	October 30, 2015	October 31, 2014
Balance, beginning of year	$77,766	$77,418
Additions for current year tax positions and acquisition	3,490	794
Additions for prior year tax positions	3,207	3,353
Reductions for prior year tax positions	(1,876)	(10,540)
Reclassification to uncertain tax positions	—	6,741
Balance, end of year	$82,587	$77,766

As of October 30, 2015, $81.8 million of the net unrecognized tax benefit would affect the effective tax rate if recognized. As of October 30, 2015 and October 31, 2014, total interest of approximately $19.0 million and $15.8 million, respectively, are classified in the Consolidated Balance Sheets as Other liabilities, while penalties of approximately $42.3 million and $42.4 million are included in the ending net unrecognized tax benefit above. Interest and penalties are classified as Income tax provision in the Consolidated Statements of Operations. It is expected that the total amount of unrecognized tax benefit will decrease by $12.9 million within the next twelve months relating to reserves for which statutes will lapse during fiscal 2016.

With respect to tax years subject to examination by the U.S. taxing authorities, the Company’s tax years prior to 2012 have been audited by the Internal Revenue Service and are closed. Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. state purposes, although some earlier years also remain open. From a non-U.S. perspective, the major locations in which we conduct business are as follows: United Kingdom – 2012 forward are open for examination; South Africa – 2010 forward are open for examination; Australia – 2012 forward are open for examination; Chile – 2011 forward are open for examination; China – 2010 forward are open for examination; and Canada – 2008 forward are open for examination (2008 through 2013 are currently under audit). There are a number of smaller entities in other countries that generally have open tax years ranging from 3 to 5 years.

9.	Warranties

The following table reconciles the changes in the product warranty reserve:

In thousands	October 30, 2015	October 31, 2014
Balance, beginning of year	$67,272	$85,732
Accrual for warranty expensed during the year	38,144	43,810
Settlements made during the year	(51,906)	(61,601)
Effect of foreign currency translation	(2,620)	(915)
Acquired warranty accrual	1,256	246
Balance, end of year	$52,146	$67,272

10.	Borrowings and Credit Facilities

On December 14, 2015, we entered into an amendment to our Credit Agreement. The amendment to the Credit Agreement increased the consolidated leverage ratio from its current limit of 3.0x beginning in the second quarter of fiscal 2016 and continuing through the first quarter of fiscal 2018, with a maximum ratio of 4.5x for the fourth quarter of fiscal 2016 through the second quarter of fiscal 2017. The amendment also reduced the aggregate revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limi cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company’s credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company’s credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders when the consolidated leverage ratio exceeds a stated level amount. As of October 30, 2015, we were in compliance with all financial covenants of the Credit Agreement.

As of October 30, 2015, there was $58.6 million of outstanding borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the credit limit, totaled $129.4 million. As of October 30, 2015, there was $812.0 million available for borrowings under the Credit Agreement. The amount available for borrowings under the Credit Agreement would have been lower had the amendment been in effect at year end.

On July 29, 2014, we entered into a term loan agreement which matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan amended our prior term loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies Inc., and had been amortized to $375.0 million at the date of amendment. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement, including with respect to the maximum leverage ratio and restrictions on priority debt and dividends and other restricted payments. The Term Loan requires quarterly principal payments beginning in fiscal 2016 and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of October 30, 2015, we were in compliance with all financial covenants of the Term Loan.

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

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036. Interest on the 2016 Notes and 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2016 Notes and 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries. The 2016 Notes and 2036 Notes were issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2016 Notes and 2036 Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. The terms of the indenture permit us to redeem some or all of the 2016 Notes and 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2016 Notes and 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes. In October of fiscal 2015 we redeemed the entire $250.0 million aggregate principal amount of our 2016 Notes at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date, plus a “make whole” premium calculated in accordance with the indenture. This resulted in a $14.3 million loss on early debt retirement, which was recorded in the fourth quarter of fiscal 2015.

Our borrowings also include amounts related to transfers of certain receivables under factoring arrangements with recourse related to our recently acquired French operations.

Direct borrowings and capital lease obligations consist of the following:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

In thousands	October 30, 2015	October 31, 2014
Domestic:
Term Loan due 2019	$375,000	$375,000
6.0% Senior Notes due 2016	—	249,131
5.125% Senior Notes due 2021	497,195	496,806
6.625% Senior Notes due 2036	148,553	148,522
Credit Agreement	58,600	—
Other secured borrowings	—	11,634
Foreign:
Capital leases	159	187
Factoring arrangement	7,457	—
Total obligations	1,086,964	1,281,280
Less: Amounts due within one year	(26,321)	(11,739)
Long-term obligations	$1,060,643	$1,269,541

The aggregate maturities of debt for credit agreements in place as of October 30, 2015 consisted of the following (in thousands):

2016	$26,321
2017	37,531
2018	37,514
2019	339,850
2020	—
Thereafter	645,748

11.	Accumulated Other Comprehensive (Loss) Income
Comprehensive (loss) income and its components are presented in the Consolidated Statements of Comprehensive (Loss) Income. Changes in accumulated other comprehensive (loss) income, net of taxes, consist of the following and reflect the change in accounting policy for our pension and other postretirement benefit plans as mentioned in Note 2, Significant Accounting Policies:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

	Year Ended October 30, 2015				Year Ended October 31, 2014
					(As adjusted)
In thousands	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(1,486)	$4,736	$(9,530)	$(6,280)	$(1,720)	$5,028	$26,720	$30,028
Other comprehensive income (loss) before reclassifications, net of taxes	63	4,069	(146,554)	(142,422)	(1,374)	3,453	(36,250)	(34,171)
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	141	1,489	—	1,630	1,608	(3,745)	—	(2,137)
Total other comprehensive income (loss), net of taxes	204	5,558	(146,554)	(140,792)	234	(292)	(36,250)	(36,308)
Ending balance	$(1,282)	$10,294	$(156,084)	$(147,072)	$(1,486)	$4,736	$(9,530)	$(6,280)

Details of the reclassifications from accumulated other comprehensive income (loss) are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
In thousands	October 30, 2015	October 31, 2014
		(As adjusted)
Change in unrecognized prior service costs on pension and other postretirement obligations:
Amortization of prior service cost	$198	$584	Cost of sales/Product development, selling and administrative expense*
Curtailment loss attributed to prior unrecognized service enhancements	—	1,861	Cost of sales/Product development, selling and administrative expense*
Deferred tax	(57)	(837)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	$141	$1,608

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$2,094	$(5,282)	Net sales/Cost of sales**
Deferred tax	(605)	1,537	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	$1,489	$(3,745)

Total reclassifications for the period	$1,630	$(2,137)

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Note 15, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Note 16, Derivatives, for additional information.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

12.	Shareholders’ Equity

In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the year ended October 30, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million, all of which occurred in the first quarter. During the year ended October 31, 2014, we purchased 4,712,025 shares of common stock for approximately $269.3 million. Since its inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.

13.	Share-Based Compensation

Our 2007 Stock Incentive Plan (the “Plan”) authorizes the grant of up to 10.0 million shares plus canceled and forfeited awards. The Plan allows for the issuance of non-qualified stock options, incentive stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of October 30, 2015, none of the options granted qualify as incentive stock options under the Internal Revenue Code. We have historically issued new common stock in order to satisfy share-based payment awards and plan to do so to satisfy future awards.

Total share-based compensation expense recognized for fiscal 2015, 2014 and 2013 was $30.6 million, $17.7 million and $29.0 million, respectively. The prior year decrease in share-based compensation is the result of the adjustment of forfeiture rates and the reassessment of performance related measures in fiscal 2014. The total share-based compensation expense is reflected in our Consolidated Statement of Cash Flows in operating activities as an add back to net income. The corresponding deferred tax asset recognized related to the share-based compensation expense was $7.8 million, $4.4 million and $8.5 million for fiscal 2015, 2014 and 2013, respectively.

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. Stock options vest ratably over three years beginning on the one-year anniversary date, and they expire ten years from the grant date. A summary of stock option activity follows:

Dollars in millions, except per share data	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of October 26, 2012	1,893,845	$58.28	7.1		$26.3
Options granted	655,600	57.03		$15.49
Options exercised	(160,276)	26.64			5.6
Options forfeited or cancelled	(144,094)	73.06
Outstanding as of October 25, 2013	2,245,075	$59.28	6.8		18.7
Options granted	847,150	55.45		12.88
Options exercised	(241,739)	37.05			5.5
Options forfeited or cancelled	(200,036)	70.29
Outstanding as of October 31, 2014	2,650,450	$59.34	6.7		9.6
Options granted	499,000	50.25		11.59
Options exercised	(26,971)	20.59			0.7
Options forfeited or cancelled	(285,130)	60.07
Outstanding as of October 30, 2015	2,837,349	$58.04	5.9		0.0
Exercisable as of October 30, 2015	1,822,219	$60.64	4.6		0.0

The fair value of the option awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis. The weighted-average assumptions are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

	2015	2014	2013
Risk free interest rate	1.08%	0.64%	0.34%
Expected volatility	35.15%	35.76%	42.76%
Expected life in years	3.3	3.2	3.1
Dividend yield	1.60%	1.30%	1.27%

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

As of October 30, 2015, there was $6.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

We grant restricted stock units to certain employees and to all non-employee members of our Board of Directors. The fair value of our restricted stock units is determined based on the closing price of our stock on the date of grant and is recognized as expense on a straight line basis over the vesting term.

Restricted stock units granted to employees in fiscal 2015 and 2014 vest over a three-year period with one-third vesting on the first, second and third anniversaries of the grant date. Restricted stock units granted to employees prior to fiscal 2014 vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date. These restricted stock units provide a number of shares of common stock equal to the number of vested units. These shares are delivered to the employee as the restricted stock units vest.

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

A summary of restricted stock unit activity follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Dollars in millions, except per share data	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of October 26, 2012	1,015,947	$60.16
Units granted	275,753	57.02
Units earned from dividends	13,535	57.36
Units settled	(117,488)	45.78	$6.7
Units deferred	(18,230)	33.78	1.0
Units forfeited	(102,601)	70.48
Outstanding as of October 25, 2013	1,066,916	60.35
Units granted	379,759	55.49
Units earned from dividends	15,813	57.51
Units settled	(172,760)	55.63	9.7
Units deferred	(2,601)	21.69	0.1
Units forfeited	(106,808)	64.64
Outstanding as of October 31, 2014	1,180,319	59.14
Units granted	600,116	49.83
Units earned from dividends	36,019	31.31
Units settled	(311,966)	66.22	15.2
Units forfeited	(174,899)	52.13
Outstanding as of October 30, 2015	1,329,589	$53.45

As of October 30, 2015, there was $27.3 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years. As of October 30, 2015, the balance of deferred restricted stock units is 14,816 shares.

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

Shares of common stock may be earned by the participants under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2015, 2014 and 2013 performance share award programs, the performance measure for executive officers is average return on equity, and the performance measure for all other participants is average diluted earnings per share for the three year cycle from fiscal 2015 through fiscal 2017, fiscal 2014 through fiscal 2016, and fiscal 2013 through fiscal 2015, respectively. Each performance share represents the right to earn one share of common stock.

Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities, and may be paid out in company stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or the target award. There were no final awards distributed for the fiscal 2013 performance share program in December 2015.

A summary of performance share activity follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Dollars in millions, except per share data	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of October 26, 2012	338,215	$75.87
Shares granted	262,750	54.90
Target adjustment	(107,275)	65.20
Shares distributed	(122,006)	50.85	$7.6
Shares forfeited	(27,295)	67.57
Outstanding as of October 25, 2013	344,389	72.72
Shares granted	109,700	53.42
Target adjustment	(245,013)	63.76
Shares distributed	(56,804)	78.69	3.0
Shares forfeited	(52,243)	57.71
Outstanding as of October 31, 2014	100,029	53.42
Shares granted	167,625	47.96
Target adjustment	(24,253)	50.06
Shares forfeited	(25,127)	49.45
Outstanding as of October 30, 2015	218,274	$50.06
As of October 30, 2015, there was $5.5 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 1.7 years

14. Restructuring Charges
During fiscal 2015, in response to the adverse market conditions, the Company made decisions to further implement its cost reduction programs. The 2015 programs, as used herein, refer to costs related to all 2015 restructuring activities. This includes entering into severance and termination agreements and full or partial closures of certain facilities in order to better align the Company's overall cost structure with anticipated levels of future demand. These activities are expected to be fully completed during fiscal 2016.
The Company incurred some immaterial restructuring costs in fiscal 2014. These costs related to decisions that preceded the fiscal 2015 restructuring programs and are therefore not considered to be part of such plan.
Restructuring charges incurred in fiscal 2015 have consisted of employee severance and termination costs and accelerated depreciation. The following table summarizes the total expected costs and the amounts incurred by segment:

In thousands	Underground	Surface	Corporate	Consolidated
Employee Severance and Termination Costs
Total expected costs	$16,870	$12,451	$2,585	$31,906

Amount incurred for the year ended October 30, 2015	$16,340	$12,451	$2,585	$31,376

In thousands	Underground	Surface	Corporate	Consolidated
Accelerated Depreciation
Total expected costs	$7,422	$2,317	$—	$9,739

Amount incurred for the year ended October 30, 2015	$2,079	$—	$—	$2,079
All restructuring costs are recorded in the statement of operations under the heading Product development, selling and administrative expense.
Amounts impacting the Company's reserve for restructuring charges are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

In thousands	Year Ended October 30, 2015
Employee Severance and Termination Costs
Beginning accrual	$—
Costs incurred	31,376
Costs paid/settled	(17,751)
Effect of foreign currency translation	(12)
Ending accrual	$13,613
The Company expects to incur additional restructuring costs under its 2015 programs, outside of employee severance and termination costs and accelerated depreciation, in fiscal 2016 of approximately $3.1 million related to actions taken to date in the fiscal year.

15.	Retiree Benefits

The Company and its subsidiaries have a defined contribution plan (401(k) plan) and defined benefit plans (pension and other postretirement benefit plans). Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment, the recipient’s social security benefit and pension freeze dates. For our qualified and non-qualified pension plans and the postretirement benefit plans, we have historically used the last Friday in October as our measurement date, which coincides with our fiscal year end. However, in fiscal 2015, we early adopted ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which allowed us to use a measurement date of October 31 on a prospective basis. This did not have a significant impact on our disclosures or amounts recorded in the financial statements.

Defined contribution plans

Substantially every U.S. employee of the Company is eligible to participate in the Company's 401(k) plan. Under the terms of the plan, for eligible employees, the Company matches 25% to 50% of participant salary deferral contributions up to the first 6% of the participant’s compensation. In addition, for eligible employees, the Company contributes a defined contribution of 2% to 5% of eligible employee compensation depending on the employee group. The Company also makes contributions for certain foreign government-mandated contribution retirement plans. The total defined contribution expense was $50.1 million, $57.9 million and $61.6 million for fiscal 2015, 2014 and 2013, respectively. The fiscal 2015, 2014 and 2013 defined contribution expense included $1.8 million, $11.6 million and $12.6 million, respectively, of costs associated with transitioning certain defined benefit plan participants to a defined contribution plan.

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

Certain plans outside the United States which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 30, 2015 and October 31, 2014.

Other postretirement benefit plans consist of welfare benefits plans. In 1993, our Board of Directors approved a general approach that culminated in the elimination of all Company contributions towards postretirement healthcare benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 and extending through 1998, and Company contributions were eliminated as of January 11, 1999 for most employee groups, excluding certain Underground employees, certain early retirees and specific discontinued operation groups. For certain Underground employees, based on existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based on age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

As described in Note 2, Significant Accounting Policies, during the fourth quarter of 2015, we voluntarily changed our method of accounting for actuarial gains and losses and the calculation of expected return on plan assets for all of our pension and other postretirement benefit plans. All amounts presented have been adjusted to reflect this new policy.

Total pension expense (income) for all defined benefit plans is $38.6 million, $3.3 million and $(18.5) million for fiscal 2015, 2014 and 2013, respectively. Such amounts are prior to any impact of the costs on our recorded inventory balances.

The components of the net periodic benefit cost associated with our U.S. pension plans and pension plans of subsidiaries outside of the U.S. are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	October 30, 2015	October 31, 2014	October 25, 2013	October 30, 2015	October 31, 2014	October 25, 2013
		(As adjusted)	(As adjusted)		(As adjusted)	(As adjusted)
Components of net periodic benefit cost (income):
Service cost	$2,379	$2,891	$3,794	$1,531	$3,314	$7,492
Interest cost	49,446	52,756	48,453	26,087	30,420	29,216
Expected return on assets	(66,655)	(64,243)	(69,444)	(38,512)	(40,147)	(38,685)
Amortization of prior service cost	—	398	610	66	54	—
Year end mark to market adjustment	61,949	10,356	(42,532)	(324)	(607)	42,602
Curtailment loss	—	7,838	—	—	279	—
Special termination benefits	2,627	—	—	—	—	—
Total net periodic benefit cost	$49,746	$9,996	$(59,119)	$(11,152)	$(6,687)	$40,625

In fiscal 2015, the $61.9 million market to market adjustment on U.S. plans includes an approximate $35.0 million impact for the application of updated mortality tables, as discussed further in Note 2, Significant Accounting Policies. In addition, $15.2 million of previously reported settlement charges related to our U.K. pension schemes have been accordingly reversed upon the voluntary change in our method of accounting for actuarial gains and losses and the calculation of expected return on plan assets.

In fiscal 2014, we substantially completed negotiations with certain of our U.S. bargaining units to freeze their respective defined benefit plans at the end of the calendar year. These actions resulted in a $7.8 million non-cash pension curtailment charge during the year.

The components of the net periodic benefit cost associated with our other postretirement benefit plans, all of which relate to operations in the U.S., and prior to any related inventory adjustments for the annual mark to market adjustment, are as follows:

	Other Postretirement Benefit Plans
In thousands	October 30, 2015	October 31, 2014	October 25, 2013
		(As adjusted)	(As adjusted)
Components of net periodic benefit cost:
Service cost	$817	$952	$1,083
Interest cost	1,162	1,279	1,168
Expected return on assets	(624)	(554)	(427)
Amortization of prior service costs	132	132	69
Year end mark to market adjustment	1,678	30	(1,722)
Total net periodic benefit cost of continuing operations	$3,165	$1,839	$171

For other postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 7.00% for pre-65 medical insurance plans in fiscal 2015. The assumed annual rate of increase in per capita cost of covered health care benefits for pre-65 medical insurance plans is then assumed to decrease 0.25% per year to

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

an ultimate rate of 5.0%. The assumed annual rate of increase in the per capita cost of covered health care benefits is 7.50% for post-65 medical insurance plans in fiscal 2015. The assumed annual rate of increase in per capita cost of covered health care benefits for post-65 medical insurance plans is then assumed to decrease 0.25% per year to an ultimate rate of 5.0%. The assumed annual rate of increase in the per capita cost of covered health care benefits is 6.00% for post-65 Medicare supplement plans in fiscal 2015. The assumed annual rate of increase in per capita cost of covered health care benefits for post-65 Medicare Supplement plans is then assumed to decrease 0.25% per year to an ultimate rate of 4.5%. The assumed annual rate of increase in the per capita cost of covered health care benefits is 5.00% for retiree drug subsidies in fiscal 2015 and all subsequent years.

The effect of one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 30, 2015 by $0.9 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by less than $0.1 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 30, 2015 by $0.8 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by less than $0.1 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans and other postretirement benefit plans are set forth in the following tables. The assumptions for non-U.S. plans were developed on a basis consistent with that for the U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

Significant assumptions used in determining net periodic benefit cost are as follows (in weighted averages):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Benefit Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate*	4.40%	4.85%	3.95%	4.09%	4.25%	4.28%	4.00%	4.25%	3.60%
Expected return on plan assets**	6.40%	6.25%	6.50%	6.30%	6.30%	6.64%	7.25%	7.25%	7.40%
Rate of compensation increase	—	—	—	4.21%	4.21%	4.23%	—	—	—

* Due to the mid-year settlement measurements, the fiscal 2015 weighted average discount rate ranged from 3.50% – 4.09% throughout the year for the non-U.S. pension plans. Due to the mid-year curtailment measurements, the fiscal 2014 weighted average discount rate ranged from 4.45% – 4.85% and 4.25% – 4.45% throughout the year for the U.S. pension plans and non-U.S. pension plans, respectively.

** Due to the mid-year settlement measurements, the fiscal 2015 weighted average expected return on plan assets ranged from 5.65% – 6.30% for the non-U.S. pension plans. Due to the mid-year curtailment measurements, the fiscal 2014 weighted average expected return on plan assets ranged from 6.25% – 6.35% for the U.S. pension plans.

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

Significant assumptions used in determining benefit obligations are as follows (in weighted averages):

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefit Plans
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Discount rate	4.45%	4.40%	3.83%	4.09%	4.10%	4.00%
Rate of compensation increase	—	—	3.72%	4.21%	—	—

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit plans, together with a summary of the amounts recognized in the Consolidated Balance Sheets, are set forth in the following tables:

	U.S. Pension Plans		Non -U.S. Pension Plans		Other Postretirement Benefit Plans
In thousands	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Change in Benefit Obligations
Net benefit obligations at beginning of year	$1,157,418	$1,132,274	$725,732	$712,261	$31,005	$31,358
Service cost	2,379	2,891	1,531	3,314	817	952
Interest cost	49,446	52,756	26,087	30,420	1,162	1,279
Plan participants’ contributions	—	—	—	281	—	—
Plan amendments	—	6,256	—	1,733	—	—
Actuarial loss (gain)	20,085	55,793	5,297	32,087	1,088	100
Currency fluctuations	—	—	(33,492)	(8,968)	—	—
Acquisitions	—	—	4,772	—	—	—
Special termination benefits	2,627	—	—	—	—	—
Gross benefits paid	(66,169)	(92,552)	(76,520)	(45,396)	(2,700)	(2,684)
Net benefit obligations at end of year	$1,165,786	$1,157,418	$653,407	$725,732	$31,372	$31,005

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,073,023	$1,052,654	$662,141	$638,590	$9,293	$8,401
Actual return on plan assets	24,791	109,680	44,789	72,807	34	624
Currency fluctuations	—	—	(30,800)	(7,962)	—	—
Employer contributions	2,898	3,241	10,236	3,821	3,128	2,952
Plan participants’ contributions	—	—	—	281	—	—
Acquisitions	—	—	1,010	—	—	—
Gross benefits paid	(66,169)	(92,552)	(76,520)	(45,396)	(2,700)	(2,684)
Fair value of plan assets at end of year	$1,034,543	$1,073,023	$610,856	$662,141	$9,755	$9,293

Funded Status
Net amount recognized at end of year	$(131,243)	$(84,395)	$(42,551)	$(63,591)	$(21,617)	$(21,712)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Non-current assets	—	—	5,554	—	—	—
Current liabilities	(2,991)	(2,887)	(658)	(720)	(2,078)	(2,103)
Non-current liabilities	(128,252)	(81,508)	(47,447)	(62,871)	(19,539)	(19,609)
Net amount recognized at end of year	$(131,243)	$(84,395)	$(42,551)	$(63,591)	$(21,617)	$(21,712)
Accumulated benefit obligation	$1,165,786	$1,157,418	$644,486	$702,845	$—	$—

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Projected benefit obligation	$1,165,786	$1,157,418	$595,337	$660,144
Accumulated benefit obligation	1,165,786	1,157,418	588,460	641,400
Fair value of plan assets	1,034,543	1,073,023	548,478	595,170

Amounts recognized in accumulated other comprehensive (loss) income as of October 30, 2015 consist of:

	Pension Plans		Other Postretirement Benefit Plans
In thousands	U.S.	Non U.S.
Prior service cost	—	(1,239)	(471)
Deferred tax	—	248	180
Total accumulated other comprehensive (loss) income	$—	$(991)	$(291)

The estimated amounts that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during fiscal 2016 are as follows:

	Pension Plans		Other Postretirement Benefit Plans
In thousands	U.S.	Non U.S.
Prior service cost	—	(67)	(133)

For fiscal 2016, we expect contributions to our employee pension plans to be approximately $10.0 million.

The defined benefit plans have the following target and actual asset allocations in fiscal 2015:

	U.S. Pension Plan		Non-U.S. Pension Plans
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Equity securities	25%	21%	30%	30%
Debt securities	75%	75%	70%	70%
Other	—	4%	—	—%
Total	100%	100%	100%	100%

The U.S. plans' assets are invested to maintain funded ratios over the long-term, while managing the risk that funded ratios fall meaningfully below 100%. The Company has been focused on a plan and an objective to achieve an asset and liability duration match so that interim fluctuations in funded status should be limited by increasing the correlation between assets and liabilities. At this time, the plans' portfolio is significantly invested in duration-matched fixed income securities.

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

•	Fixed income security values are primarily based on models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds; and

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

•	Cash and cash equivalents and other investments are based on the carrying amount, which approximates fair value.

The following tables summarize the fair value of our pension and other postretirement benefit plan assets by category as of October 30, 2015 and October 31, 2014:

In thousands	October 30, 2015
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S. Pension Plans
Equity securities:
U.S. equities	$—	$107,733	$—	$107,733
Non-U.S. equities	—	110,155	—	110,155
Fixed income securities:
U.S. government bonds	—	324,909	—	324,909
Non-U.S. government bonds	—	12,653	—	12,653
U.S. corporate bonds	—	318,795	—	318,795
Non-U.S. corporate bonds	—	69,737	—	69,737
U.S. commercial mortgage backed securities	—	6,190	—	6,190
U.S. non-government backed collateralized mortgage obligations	—	19,460	887	20,347
U.S. asset backed securities	—	20,631	1,818	22,449
Other plan assets:
Cash and cash equivalents	52,333	—	—	52,333
Other investments	—	(11,086)	328	(10,758)
Total U.S. Pension Plans assets	$52,333	$979,177	$3,033	$1,034,543

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$46,414	$2,306	$—	$48,720
Non-U.S. equities	114,568	19,350	33	133,951
Fixed income securities:
Non-U.S. government bonds	—	145,871	—	145,871
U.S. corporate bonds	—	24,293	—	24,293
Non-U.S. corporate bonds	—	181,377	—	181,377
Non-U.S. asset backed securities	—	495	—	495
Non-U.S. annuity insurance products	—	76,480	—	76,480
Other plan assets:
Cash and cash equivalents	(6,095)	—	—	(6,095)
Other investments	—	5,763	1	5,764
Total Non-U.S. Pension Plans assets	$154,887	$455,935	$34	$610,856

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$4,772	$—	$—	$4,772
Non-U.S. equities	1,621	—	—	1,621
Fixed income securities:
U.S. corporate bonds	—	3,284	—	3,284
Other plan assets:
Cash and cash equivalents	78	—	—	78
Total Other Postretirement Benefit Plans	$6,471	$3,284	$—	$9,755

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

In thousands	October 31, 2014
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S. Pension Plans
Equity securities:
U.S. equities	$—	$136,830	$—	$136,830
Non-U.S. equities	—	131,601	—	131,601
Fixed income securities:
U.S. government bonds	—	318,475	—	318,475
Non-U.S. government bonds	—	17,565	—	17,565
U.S. corporate bonds	—	328,882	—	328,882
Non-U.S. corporate bonds	—	63,306	—	63,306
U.S. commercial mortgage backed securities	—	9,310	457	9,767
U.S. non-government backed collateralized mortgage obligations	—	15,519	1,934	17,453
U.S. asset backed securities	—	25,728	—	25,728
Other plan assets:
Cash and cash equivalents	25,213	—	—	25,213
Other investments	—	(1,797)	—	(1,797)
Total U.S. Pension Plans assets	$25,213	$1,045,419	$2,391	$1,073,023

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$47,505	$2,644	$31	$50,180
Non-U.S. equities	119,062	9,084	84	128,230
Fixed income securities:
Non-U.S. government bonds	—	135,825	—	135,825
U.S. corporate bonds	—	26,131	—	26,131
Non-U.S. corporate bonds	—	218,052	—	218,052
Non-U.S. asset backed securities	—	1,130	—	1,130
Non-U.S. annuity insurance products	—	91,027	—	91,027
Other plan assets:
Cash and cash equivalents	1,260	—	—	1,260
Other investments	—	10,306	—	10,306
Total Non-U.S. Pension Plans assets	$167,827	$494,199	$115	$662,141

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$4,568	$—	$—	$4,568
Non-U.S. equities	1,351	—	—	1,351
Fixed income securities:
U.S. corporate bonds	—	3,161	—	3,161
Other plan assets:
Cash and cash equivalents	213	—	—	213
Total Other Postretirement Benefit Plans	$6,132	$3,161	$—	$9,293

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the years ended October 30, 2015 and October 31, 2014:

In thousands
	Equities	Fixed Income	Other
U.S. Pension Plans
Balance as of October 25, 2013	$—	$—	$—
Unrealized losses	—	(49)	—
Sales and settlements	—	(108)	—
Purchases	—	2,548	—
Balance as of October 31, 2014	$—	$2,391	$—
Unrealized losses	—	57	—
Sales and settlements	—	(2,460)	—
Purchases	—	2,741	329
Balance as of October 30, 2015	$—	$2,729	$329

Non-U.S. Pension Plans
Balance as of October 25, 2013	$258	$—	$—
Unrealized gains	69	—	—
Realized losses	(47)	—	—
Sales and settlements	(274)	—	—
Purchases	108	—	—
Balance as of October 31, 2014	$114	$—	$—
Unrealized gains	(29)	—	—
Realized losses	—	—	—
Sales and settlements	(110)	—	—
Purchases	59	—	—
Balance as of October 30, 2015	$34	$—	$—

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

The following pension and other postretirement benefit payments (which include expected future service) are expected to be paid in each of the following years:

	Pension Plan Payments		Other Postretirement Benefit Plan Payments
In thousands	U.S.	Non-U.S.	Prior to Medicare Part D	After Medicare Part D	Impact of Medicare Part D
2016	$66,857	$25,905	$4,930	$4,847	$83
2017	69,633	26,245	4,666	4,589	77
2018	71,383	27,441	3,925	3,855	70
2019	73,232	28,146	2,966	2,902	64
2020	74,924	29,001	2,576	2,518	58
2021 - 2025	384,933	158,948	10,412	10,210	202

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

16.	Derivatives

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

The total notional amount of our derivatives at October 30, 2015 is $738.1 million.

For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the statement of operations on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by October 2017. Ineffectiveness related to these derivative contracts was not material to the Consolidated Statements of Operations for the years ended October 30, 2015 and October 31, 2014, respectively.

For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Consolidated Statements of Operations under the heading Cost of sales. For the years ended October 30, 2015 and October 31, 2014, we recorded a gain of $1.8 million and a loss of $1.2 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.

For derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Consolidated Statements of Operations under the heading Cost of sales. For the years ended October 30, 2015 and October 31, 2014, we recorded a gain of $24.9 million and a gain of $4.7 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

The following table summarizes the effect of cash flow hedges on the Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of Gain Recognized in Other Comprehensive Income	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Year Ended October 30, 2015	$5,726	Cost of sales	$(2,148)
		Sales	54
Year Ended October 31, 2014	$4,861	Cost of sales	$5,324
		Sales	(42)

We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

17.	Operating Leases

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $44.3 million, $48.0 million, and $47.9 million for fiscal 2015, 2014 and 2013, respectively.

As of October 30, 2015, the future payments for all operating leases with remaining lease terms in excess of one year, excluding maintenance, taxes and insurance, are as follows:

In thousands
2016	$29,047
2017	20,414
2018	13,593
2019	8,811
2020	7,007
Thereafter	10,001
Total	$88,873

18.	Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to the Company by the weighted average number of shares outstanding during each period. Diluted (loss) earnings per share is computed similar to basic (loss) earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

In thousands, except per share amounts	October 30, 2015	October 31, 2014	October 25, 2013
		(As adjusted)	(As adjusted)
Numerator:
(Loss) income from continuing operations available to common shareholders	$(1,178,004)	$338,118	$536,759
Loss from discontinued operations available to common shareholders	—	—	(225)
Net (loss) income available to common shareholders	$(1,178,004)	$338,118	$536,534
Denominator:
Weighted average shares outstanding	97,493	100,088	106,070
Dilutive effect of stock options, performance shares and restricted stock units	—	851	926
Weighted average shares outstanding assuming dilution	97,493	100,939	106,996
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(12.08)	$3.38	$5.06
Loss from discontinued operations	—	—	—
Net (loss) income	$(12.08)	$3.38	$5.06
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(12.08)	$3.35	$5.02
Loss from discontinued operations	—	—	—
Net (loss) income	$(12.08)	$3.35	$5.02

In fiscal 2015, the computation of weighted average shares outstanding assuming dilution does not include the effect of stock options, performance shares and restricted stock units because a loss from continuing operations existed and thus the result would have been antidilutive.

Options to purchase a weighted average of 1.8 million and 1.4 million shares were excluded from the calculations of diluted (loss) earnings per share for fiscal 2014 and 2013, respectively, as the effect would have been antidilutive.

19.	Fair Value Measurements

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of October 30, 2015 and October 31, 2014. As of October 30, 2015 and October 31, 2014 we did not have any Level 3 assets or liabilities.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Fair Value Measurements as of October 30, 2015
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$9,831	$9,831	$9,831	$—
Other Current Assets
Derivatives	$20,267	$20,267	$—	$20,267
Other Accrued Liabilities
Derivatives	$10,577	$10,577	$—	$10,577
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$373,668	$—	$373,668
5.125% Senior Notes due 2021	$497,195	$446,680	$—	$446,680
6.625% Senior Notes due 2036	$148,553	$119,310	$—	$119,310
Credit Agreement	$58,600	$58,600	$—	$58,600

Fair Value Measurements as of October 31, 2014
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$20,776	$20,776	$20,776	$—
Other Current Assets
Derivatives	$2,820	$2,820	$—	$2,820
Other Accrued Liabilities
Derivatives	$7,294	$7,294	$—	$7,294
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$379,108	$—	$379,108
6.0 % Senior Notes due 2016	$249,131	$272,025	$—	$272,025
5.125% Senior Notes due 2021	$496,806	$547,000	$—	$547,000
6.625% Senior Notes due 2036	$148,522	$181,095	$—	$181,095

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

Term Loan: The fair value of the Term Loan is estimated using discounted cash flows and market conditions.

Senior Notes: The fair market value of the senior notes is estimated based on market quotations of similar instruments at the respective period end.

Credit Agreement: The carrying value of the revolving credit facility approximates fair value based on the short-term nature of these borrowings.

20.	Contingent Liabilities
We establish reserves based on our assessment of contingencies related to legal claims asserted against us, as required by GAAP. Developments during the course of legal proceedings may affect our assessments and estimates of our contingencies, which in turn may require us to record or change the amount of a reserve, or make a payment that is different than the amount

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

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

We and our subsidiaries are involved in various unresolved legal matters that arise in the ordinary course of operations, the most prevalent of which relate to product liability (including approximately 3,512 asbestos and silica related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

As of October 30, 2015, we were contingently liable to banks, financial institutions and others for approximately $141.9 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other guarantees in the ordinary course of business. Of the $141.9 million, approximately $11.6 million relates to surety bonds and $0.9 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

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

21.	Segment Information

We operate in two reportable segments: Underground and Surface. Crushing and conveying operating results related to surface applications are reported as part of the Surface segment, while total crushing and conveying operating results are included with the Underground segment. Eliminations primarily consist of the surface applications of crushing and conveying included in both operating segments. The results of operations for both Montabert and MTI have been included in the Underground segment from the respective acquisition dates forward.

Operating (loss) income of segments does not include interest income and expense, corporate administration expenses, the provision for income taxes or the fourth quarter mark to market adjustment on our pension and other postretirement benefit plans. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of cash and cash equivalents, deferred tax assets, property, plant and equipment and deferred financing costs. The accounting policies of the segments are the same as those described in Note 2, Significant Accounting Policies. Further, the impact of the voluntary changes in accounting for our pension and postretirement benefit costs has been retroactively applied to all periods presented.

During the year, we had one affiliated group of customers whose collective revenues accounted for 11% of our 2015 net sales. Revenue for this customer was recorded in both the Underground and Surface segments. No other customer or affiliated group of customers accounted for 10% or more of our 2015 net sales.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

In thousands	Underground	Surface	Corporate	Eliminations	Total
Year Ended October 30, 2015
Net sales	$1,777,865	$1,510,271	$—	$(115,989)	$3,172,147
Operating (loss) income	$(1,151,659)	$173,739	$(102,746)	$(28,723)	$(1,109,389)
Loss on early debt retirement	—	—	(14,311)	—	(14,311)
Interest income	—	—	10,710	—	10,710
Interest expense	—	—	(64,139)	—	(64,139)
(Loss) income from continuing operations before income taxes	$(1,151,659)	$173,739	$(170,486)	$(28,723)	$(1,177,129)
Depreciation and amortization	$82,993	$56,031	$3,342	$—	$142,366
Capital expenditures	$31,714	$38,677	$945	$—	$71,336
Total assets	$1,842,701	$1,725,355	$144,390	$—	$3,712,446

Year Ended October 31, 2014, as adjusted
Net sales	$2,078,894	$1,843,104	$—	$(143,688)	$3,778,310
Operating income (loss)	$285,316	$342,819	$(57,078)	$(43,531)	$527,526
Interest income	—	—	9,760	—	9,760
Interest expense	—	—	(65,108)	—	(65,108)
Income (loss) from continuing operations before income taxes	$285,316	$342,819	$(112,426)	$(43,531)	$472,178
Depreciation and amortization	$74,781	$55,937	$2,875	$—	$133,593
Capital expenditures	$42,525	$43,846	$4,706	$—	$91,077
Total assets	$3,486,486	$1,929,807	$176,056	$—	$5,592,349

Year Ended October 25, 2013, as adjusted
Net sales	$2,691,039	$2,494,678	$—	$(173,020)	$5,012,697
Operating income (loss)	$388,808	$539,926	$(48,070)	$(45,234)	$835,430
Interest Income	—	—	8,781	—	8,781
Interest expense	—	—	(66,285)	—	(66,285)
Income (loss) from continuing operations before income taxes	$388,808	$539,926	$(105,574)	$(45,234)	$777,926
Depreciation and amortization	$60,042	$50,512	$2,965	$—	$113,519
Capital expenditures	$73,286	$71,643	$8,489	$—	$153,418
Total assets	$3,676,120	$1,917,717	$192,688	$—	$5,786,525

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Geographical Information

In thousands	Net Sales to Unaffiliated Customers*	Long Lived Assets**
Year Ended October 30, 2015
Inside United States	$1,015,050	$358,455
Outside United States	2,157,097	588,177
	$3,172,147	$946,632
Year Ended October 31, 2014
Inside United States	$1,164,917	$474,113
Outside United States	2,613,393	578,445
	$3,778,310	$1,052,558
Year Ended October 25, 2013
Inside United States	$1,408,182	$493,379
Outside United States	3,604,515	594,795
	$5,012,697	$1,088,174

* The net sales geographic information is based on the location of the customer. The only countries with greater than 10% of net sales to unaffiliated customers for any of the periods presented, other than the United States, are the following:

	October 30, 2015	October 31, 2014	October 25, 2013
Australia	$475,663	$564,423	$886,716
Chile	$335,328	N/A	N/A
China	N/A	N/A	$596,100

** The only countries with greater than 10% of long-lived assets for any of the periods presented, other than the United States, are the following:

	October 30, 2015	October 31, 2014	October 25, 2013
Australia	N/A	N/A	$116,563
China	$243,728	$281,408	$318,706

Product Information

In thousands	October 30, 2015	October 31, 2014	October 25, 2013
Original equipment	$815,493	$1,187,063	$2,254,400
Service	2,356,654	2,591,247	2,758,297
Total revenues	$3,172,147	$3,778,310	$5,012,697

22.	Subsidiary Guarantors for 2036 Notes

The following tables present condensed consolidated financial information of continuing operations as of October 30, 2015, October 31, 2014 and October 25, 2013 and for the years then ended for: (a) the Company; (b) on a combined basis, the guarantors of the 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the “Subsidiary Guarantors”); and

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

(c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).

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

As described in Note 2, Significant Accounting Policies, we voluntarily changed our method of accounting for actuarial gains and losses and the calculation of expected return on plan assets for all of our pension and other postretirement plans. The impact of this voluntary change in accounting has been retroactively applied to all periods presented.

Condensed Consolidated Statement of Operations Fiscal Year Ended October 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,808,535	$2,323,339	$(959,727)	$3,172,147
Cost of sales	—	1,346,760	1,725,355	(738,890)	2,333,225
Product development, selling and administrative expenses	47,604	192,956	376,087	26	616,673
Impairment charges	—	160,988	1,177,253	—	1,338,241
Other (income) and expense	68	17,519	(24,190)	—	(6,603)
Operating (loss) income	(47,672)	90,312	(931,166)	(220,863)	(1,109,389)
Intercompany items	66,408	(107,484)	48,415	(7,339)	—
Loss on early debt retirement	(14,311)	—	—	—	(14,311)
Interest (expense) income, net	(63,138)	6,497	3,212	—	(53,429)
(Loss) income from operations before income taxes and equity in income of subsidiaries	(58,713)	(10,675)	(879,539)	(228,202)	(1,177,129)
Provision (benefit) for income taxes	(3,807)	17,871	(13,189)	—	875
Equity in income of subsidiaries	(1,123,098)	(39,615)	—	1,162,713	—
(Loss) income from continuing operations	$(1,178,004)	$(68,161)	$(866,350)	$934,511	$(1,178,004)

Comprehensive (loss) income	$(1,318,796)	$(69,263)	$(1,019,632)	$1,088,895	$(1,318,796)

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidated Statement of Operations, As Adjusted Year Ended October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,139,999	$2,555,914	$(917,603)	$3,778,310
Cost of sales	700	1,552,326	1,866,468	(765,261)	2,654,233
Product development, selling and administrative expenses	60,942	237,099	310,845	—	608,886
Other (income) and expense	(473)	12,270	(24,132)	—	(12,335)
Operating income (loss)	(61,169)	338,304	402,733	(152,342)	527,526
Intercompany items	64,185	(77,048)	(29,099)	41,962	—
Interest (expense) income, net	(63,639)	6,641	1,650	—	(55,348)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(60,623)	267,897	375,284	(110,380)	472,178
Provision (benefit) for income taxes	(46,296)	154,570	25,786	—	134,060
Equity in income of subsidiaries	352,445	165,942	—	(518,387)	—
Income from continuing operations	$338,118	$279,269	$349,498	$(628,767)	$338,118

Comprehensive income	$301,810	$281,569	$311,369	$(592,938)	$301,810

Condensed Consolidated Statement of Operations, As Adjusted Year Ended October 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,756,869	$3,691,072	$(1,435,244)	$5,012,697
Cost of sales	(750)	1,940,325	2,645,257	(1,185,264)	3,399,568
Product development, selling and administrative expenses	50,443	295,816	309,889	—	656,148
Impairment charges	—	100,400	54,800	—	155,200
Other (income) and expense	(15,000)	34,267	(52,916)	—	(33,649)
Operating income (loss)	(34,693)	386,061	734,042	(249,980)	835,430
Intercompany items	114,784	(79,519)	(151,571)	116,306	—
Interest (expense) income, net	(64,665)	3,266	3,895	—	(57,504)
Income from continuing operations before income taxes and equity in income of subsidiaries	15,426	309,808	586,366	(133,674)	777,926
Provision (benefit) for income taxes	(42,174)	208,246	75,095	—	241,167
Equity in income of subsidiaries	479,159	397,610	—	(876,769)	—
Income from continuing operations	$536,759	$499,172	$511,271	$(1,010,443)	$536,759

Comprehensive income	$518,266	$500,280	$491,738	$(992,018)	$518,266

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Balance Sheet As of October 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$581	$2,008	$100,296	$—	$102,885
Accounts receivable, net	—	214,381	597,826	(134)	812,073
Inventories	—	508,774	607,461	(108,310)	1,007,925
Other current assets	58,441	15,610	71,508	—	145,559
Total current assets	59,022	740,773	1,377,091	(108,444)	2,068,442
Property, plant and equipment, net	21,318	297,476	478,253	(5,015)	792,032
Other assets:
Other intangible assets, net	—	207,891	47,819	—	255,710
Goodwill	—	346,348	8,273	—	354,621
Deferred income taxes	49,660	—	69,253	—	118,913
Other non-current assets	2,740,518	2,078,294	2,517,110	(7,213,194)	122,728
Total other assets	2,790,178	2,632,533	2,642,455	(7,213,194)	851,972
Total assets	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$7,571	$—	$26,321
Trade accounts payable	3,342	96,891	175,556	—	275,789
Employee compensation and benefits	5,843	36,527	47,965	—	90,335
Advance payments and progress billings	—	100,312	149,795	(20,637)	229,470
Accrued warranties	—	19,027	33,119	—	52,146
Other accrued liabilities	76,650	60,228	100,660	(12,261)	225,277
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	104,585	324,567	514,666	(32,898)	910,920
Long-term obligations	1,060,598	—	45	—	1,060,643
Other liabilities:
Liabilities for postretirement benefits	18,662	878	—	—	19,540
Accrued pension costs	159,594	8,406	7,699	—	175,699
Other non-current liabilities	81,595	8,325	35,715	—	125,635
Total other liabilities	259,851	17,609	43,414	—	320,874
Shareholders’ equity	1,445,484	3,328,606	3,939,674	(7,293,755)	1,420,009
Total liabilities and shareholders’ equity	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Balance Sheet, As Adjusted As of October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	400,456	675,515	(16,262)	1,059,709
Inventories	—	467,602	750,161	(115,808)	1,101,955
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	894,007	1,707,235	(132,055)	2,612,006
Property, plant and equipment, net	23,660	346,761	525,642	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	1,875	—	70,022	—	71,897
Other non-current assets	4,136,777	2,139,776	2,662,560	(8,759,069)	180,044
Total other assets	4,138,652	2,822,100	3,886,220	(8,759,069)	2,087,903
Total assets	$4,305,131	$4,062,868	$6,119,097	$(8,894,747)	$5,592,349
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	215,235	177,576	—	395,945
Employee compensation and benefits	11,706	58,307	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,937	486,051	612,258	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,947	7,030	4,402	—	144,379
Other non-current liabilities	(12,100)	7,772	151,800	—	147,472
Total other liabilities	139,590	15,668	156,202	—	311,460
Shareholders’ equity	2,787,145	3,561,149	5,350,555	(8,862,489)	2,836,360
Total liabilities and shareholders’ equity	$4,305,131	$4,062,868	$6,119,097	$(8,894,747)	$5,592,349

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Statement of Cash Flows Year Ended October 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities	261,293	16,105	77,935	355,333
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(114,353)	(114,353)
Property, plant and equipment acquired	(945)	(19,108)	(51,283)	(71,336)
Proceeds from sale of property, plant and equipment	942	216	3,142	4,300
Other investing activities, net	(1,148)	—	1,065	(83)
Net cash used by investing activities	(1,151)	(18,892)	(161,429)	(181,472)
Financing Activities:
Common stock issued	4,654	—	—	4,654
Excess tax benefit from exercise of stock options	261	—	—	261
Dividends paid	(77,950)	—	—	(77,950)
Redemption of 6% note due 2016	(250,000)	—	—	(250,000)
Net borrowings under Credit Agreement	58,600	—	—	58,600
Change in short and other long-term obligations, net	—	(11,634)	1,113	(10,521)
Treasury stock purchased	(50,000)	—	—	(50,000)
Net cash used (provided) by financing activities	(314,435)	(11,634)	1,113	(324,956)
Effect of exchange rate changes on cash and cash equivalents	—	—	(16,211)	(16,211)
Decrease in cash and cash equivalents	(54,293)	(14,421)	(98,592)	(167,306)
Cash and cash equivalents at beginning of period	54,874	16,429	198,888	270,191
Cash and cash equivalents at end of period	$581	$2,008	$100,296	$102,885

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Statement of Cash Flows, As Adjusted Year Ended October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$306,292	$3,418	$53,731	$363,441
Net cash used by operating activities of discontinued operations	—	(102)	—	(102)
Net cash provided by operating activities	306,292	3,316	53,731	363,339
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(44,426)	(44,426)
Property, plant and equipment acquired	(4,706)	(23,130)	(63,241)	(91,077)
Proceeds from sale of property, plant and equipment	—	6,512	3,451	9,963
Other investing activities, net	16	(1,052)	1,089	53
Net cash used by investing activities	(4,690)	(17,670)	(103,127)	(125,487)
Financing Activities:
Common stock issued	13,346	—	—	13,346
Excess tax benefit from exercise of stock options	1,632	—	—	1,632
Dividends paid	(74,945)	—	—	(74,945)
Repayments of Term Loan	(37,500)	—	—	(37,500)
Change in short and other long-term obligations, net	—	10,422	(8,090)	2,332
Treasury stock purchased	(269,336)	—	—	(269,336)
Financing fees	(2,826)	—	—	(2,826)
Net cash (used) provided by financing activities	(369,629)	10,422	(8,090)	(367,297)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,073)	(6,073)
Decrease in cash and cash equivalents	(68,027)	(3,932)	(63,559)	(135,518)
Cash and cash equivalents at beginning of period	122,901	20,361	262,447	405,709
Cash and cash equivalents at end of period	$54,874	$16,429	$198,888	$270,191

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Statement of Cash Flows, As Adjusted Year Ended October 25, 2013

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$457,171	$58,565	$122,802	$638,538
Net cash used by operating activities of discontinued operations	—	(1,688)	—	(1,688)
Net cash provided by operating activities	457,171	56,877	122,802	636,850
Investing Activities:
Property, plant and equipment acquired	(8,489)	(43,830)	(101,099)	(153,418)
Proceeds from sale of property, plant and equipment	—	1,111	2,444	3,555
Other investing activities, net	(112)	—	—	(112)
Net cash used by investing activities	(8,601)	(42,719)	(98,655)	(149,975)
Financing Activities:
Common stock issued	7,575	—	—	7,575
Excess tax benefit from exercise of stock options	1,728	—	—	1,728
Dividends paid	(74,325)	—	—	(74,325)
Repayments of Term Loan	(50,000)	—	—	(50,000)
Change in short and other long-term obligations, net	—	(425)	(6,949)	(7,374)
Treasury stock purchased	(214,106)	—	—	(214,106)
Net cash used by financing activities	(329,128)	(425)	(6,949)	(336,502)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,537)	(8,537)
Increase in cash and cash equivalents	119,442	13,733	8,661	141,836
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$122,901	$20,361	$262,447	$405,709

23.	Subsidiary Guarantors for Credit Agreement, Term Loan and 2021 Notes

The following tables present condensed consolidated financial information of continuing operations as of October 30, 2015, October 31, 2014 and October 25, 2013 and for the years then ended for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries ("Supplemental Non-Guarantor Subsidiaries”).

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

As described in Note 2, Significant Accounting Policies, we voluntarily changed our method of accounting for actuarial gains and losses and the calculation of expected return on plan assets for all of our pension and other postretirement plans. The impact of this voluntary change in accounting has been retroactively applied to all periods presented.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidated Statement of Operations Fiscal Year Ended October 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,801,405	$2,330,469	$(959,727)	$3,172,147
Cost of sales	—	1,339,541	1,732,574	(738,890)	2,333,225
Product development, selling and administrative expenses	47,604	192,956	376,087	26	616,673
Impairment charges	—	160,988	1,177,253	—	1,338,241
Other (income) and expense	68	17,534	(24,205)	—	(6,603)
Operating (loss) income	(47,672)	90,386	(931,240)	(220,863)	(1,109,389)
Intercompany items	66,408	(107,484)	48,415	(7,339)	—
Loss on early debt retirement	(14,311)	—	—	—	(14,311)
Interest (expense) income, net	(63,138)	6,769	2,940	—	(53,429)
(Loss) income from operations before income taxes and equity in income of subsidiaries	(58,713)	(10,329)	(879,885)	(228,202)	(1,177,129)
Provision (benefit) for income taxes	(3,807)	17,886	(13,204)	—	875
Equity in income of subsidiaries	(1,123,098)	(39,946)	—	1,163,044	—
(Loss) income from continuing operations	$(1,178,004)	$(68,161)	$(866,681)	$934,842	$(1,178,004)

Comprehensive (loss) income	$(1,318,796)	$(69,263)	$(1,019,963)	$1,089,226	$(1,318,796)

Condensed Consolidated Statement of Operations, As Adjusted Fiscal Year Ended October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,127,333	$2,568,580	$(917,603)	$3,778,310
Cost of sales	700	1,542,011	1,876,783	(765,261)	2,654,233
Product development, selling and administrative expenses	60,942	236,233	311,711	—	608,886
Other (income) and expense	(473)	12,667	(24,529)	—	(12,335)
Operating income (loss)	(61,169)	336,422	404,615	(152,342)	527,526
Intercompany items	64,185	(77,048)	(29,099)	41,962	—
Interest (expense) income, net	(63,639)	6,750	1,541	—	(55,348)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(60,623)	266,124	377,057	(110,380)	472,178
Provision (benefit) for income taxes	(46,296)	155,459	24,897	—	134,060
Equity in income of subsidiaries	352,445	165,942	—	(518,387)	—
Income from continuing operations	$338,118	$276,607	$352,160	$(628,767)	$338,118

Comprehensive income	$301,810	$281,569	$311,369	$(592,938)	$301,810

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidated Statement of Operations, As Adjusted Fiscal Year Ended October 25, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,745,565	$3,702,376	$(1,435,244)	$5,012,697
Cost of sales	(750)	1,925,605	2,659,977	(1,185,264)	3,399,568
Product development, selling and administrative expenses	50,443	294,952	310,753	—	656,148
Impairment charges	—	100,400	54,800	—	155,200
Other (income) and expense	(15,000)	34,101	(52,750)	—	(33,649)
Operating income (loss)	(34,693)	390,507	729,596	(249,980)	835,430
Intercompany items	114,784	(79,519)	(151,571)	116,306	—
Interest (expense) income, net	(64,665)	3,225	3,936	—	(57,504)
Income from continuing operations before income taxes and equity in income of subsidiaries	15,426	314,213	581,961	(133,674)	777,926
Provision (benefit) for income taxes	(42,174)	207,602	75,739	—	241,167
Equity in income of subsidiaries	479,159	397,610	—	(876,769)	—
Income from continuing operations	$536,759	$504,221	$506,222	$(1,010,443)	$536,759

Comprehensive income	$518,266	$505,329	$486,689	$(992,018)	$518,266

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Balance Sheet As of October 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$581	$2,008	$100,296	$—	$102,885
Accounts receivable, net	—	214,381	597,826	(134)	812,073
Inventories	—	508,774	607,461	(108,310)	1,007,925
Other current assets	58,441	15,610	71,508	—	145,559
Total current assets	59,022	740,773	1,377,091	(108,444)	2,068,442
Property, plant and equipment, net	21,318	297,476	478,253	(5,015)	792,032
Other assets:
Other intangible assets, net	—	207,891	47,819	—	255,710
Goodwill	—	346,348	8,273	—	354,621
Deferred income taxes	49,660	—	69,253	—	118,913
Other non-current assets	2,740,518	2,078,294	2,517,110	(7,213,194)	122,728
Total other assets	2,790,178	2,632,533	2,642,455	(7,213,194)	851,972
Total assets	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$7,571	$—	$26,321
Trade accounts payable	3,342	96,891	175,556	—	275,789
Employee compensation and benefits	5,843	36,527	47,965	—	90,335
Advance payments and progress billings	—	100,312	149,795	(20,637)	229,470
Accrued warranties	—	19,027	33,119	—	52,146
Other accrued liabilities	76,650	60,228	100,660	(12,261)	225,277
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	104,585	324,567	514,666	(32,898)	910,920
Long-term obligations	1,060,598	—	45	—	1,060,643
Other liabilities:
Liabilities for postretirement benefits	18,662	878	—	—	19,540
Accrued pension costs	159,594	8,406	7,699	—	175,699
Other non-current liabilities	81,595	8,325	35,715	—	125,635
Total other liabilities	259,851	17,609	43,414	—	320,874
Shareholders’ equity	1,445,484	3,328,606	3,939,674	(7,293,755)	1,420,009
Total liabilities and shareholders’ equity	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Balance Sheet, As Adjusted As of October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54,874	$16,429	$198,888	$—	$270,191
Accounts receivable, net	—	400,456	675,515	(16,262)	1,059,709
Inventories	—	467,602	750,161	(115,808)	1,101,955
Other current assets	87,945	9,520	82,671	15	180,151
Total current assets	142,819	894,007	1,707,235	(132,055)	2,612,006
Property, plant and equipment, net	23,660	346,761	525,642	(3,623)	892,440
Other assets:
Other intangible assets, net	—	228,950	90,319	—	319,269
Goodwill	—	453,374	1,063,319	—	1,516,693
Deferred income taxes	1,875	—	70,022	—	71,897
Other non-current assets	4,136,777	2,139,776	2,662,560	(8,759,069)	180,044
Total other assets	4,138,652	2,822,100	3,886,220	(8,759,069)	2,087,903
Total assets	$4,305,131	$4,062,868	$6,119,097	$(8,894,747)	$5,592,349
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$—	$11,634	$105	$—	$11,739
Trade accounts payable	3,134	215,235	177,576	—	395,945
Employee compensation and benefits	11,706	58,307	66,898	—	136,911
Advance payments and progress billings	—	117,768	193,165	(24,994)	285,939
Accrued warranties	—	17,002	50,270	—	67,272
Other accrued liabilities	94,097	54,523	124,244	(7,264)	265,600
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	108,937	486,051	612,258	(32,258)	1,174,988
Long-term obligations	1,269,459	—	82	—	1,269,541
Other liabilities:
Liabilities for postretirement benefits	18,743	866	—	—	19,609
Accrued pension costs	132,947	7,030	4,402	—	144,379
Other non-current liabilities	(12,100)	7,772	151,800	—	147,472
Total other liabilities	139,590	15,668	156,202	—	311,460
Shareholders’ equity	2,787,145	3,561,149	5,350,555	(8,862,489)	2,836,360
Total liabilities and shareholders’ equity	$4,305,131	$4,062,868	$6,119,097	$(8,894,747)	$5,592,349

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Statement of Cash Flows Year Ended October 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities	261,293	16,105	77,935	355,333
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(114,353)	(114,353)
Property, plant and equipment acquired	(945)	(19,108)	(51,283)	(71,336)
Proceeds from sale of property, plant and equipment	942	216	3,142	4,300
Other investing activities, net	(1,148)	—	1,065	(83)
Net cash used by investing activities	(1,151)	(18,892)	(161,429)	(181,472)
Financing Activities:
Common stock issued	4,654	—	—	4,654
Excess tax benefit from exercise of stock options	261	—	—	261
Dividends paid	(77,950)	—	—	(77,950)
Redemption of 6% note due 2016	(250,000)	—	—	(250,000)
Net borrowings under Credit Agreement	58,600	—	—	58,600
Change in short and other long-term obligations, net	—	(11,634)	1,113	(10,521)
Treasury stock purchased	(50,000)	—	—	(50,000)
Net cash used (provided) by financing activities	(314,435)	(11,634)	1,113	(324,956)
Effect of exchange rate changes on cash and cash equivalents	—	—	(16,211)	(16,211)
Decrease in cash and cash equivalents	(54,293)	(14,421)	(98,592)	(167,306)
Cash and cash equivalents at beginning of period	54,874	16,429	198,888	270,191
Cash and cash equivalents at end of period	$581	$2,008	$100,296	$102,885

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Statement of Cash Flows, As Adjusted Year Ended October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$306,292	$3,418	$53,731	$363,441
Net cash used by operating activities of discontinued operations	—	(102)	—	(102)
Net cash provided by operating activities	306,292	3,316	53,731	363,339
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(44,426)	(44,426)
Property, plant and equipment acquired	(4,706)	(23,130)	(63,241)	(91,077)
Proceeds from sale of property, plant and equipment	—	6,512	3,451	9,963
Other investing activities, net	16	(1,052)	1,089	53
Net cash used by investing activities	(4,690)	(17,670)	(103,127)	(125,487)
Financing Activities:
Common stock issued	13,346	—	—	13,346
Excess tax benefit from exercise of stock options	1,632	—	—	1,632
Dividends paid	(74,945)	—	—	(74,945)
Repayments of Term Loan	(37,500)	—	—	(37,500)
Change in short and other long-term obligations, net	—	10,422	(8,090)	2,332
Treasury stock purchased	(269,336)	—	—	(269,336)
Financing fees	(2,826)	—	—	(2,826)
Net cash (used) provided by financing activities	(369,629)	10,422	(8,090)	(367,297)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,073)	(6,073)
Decrease in cash and cash equivalents	(68,027)	(3,932)	(63,559)	(135,518)
Cash and cash equivalents at beginning of period	122,901	20,361	262,447	405,709
Cash and cash equivalents at end of period	$54,874	$16,429	$198,888	$270,191

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2015

Condensed Consolidating Statement of Cash Flows, As Adjusted Year Ended October 25, 2013

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$457,171	$58,565	$122,802	$638,538
Net cash used by operating activities of discontinued operations	—	(1,688)	—	(1,688)
Net cash provided by operating activities	457,171	56,877	122,802	636,850
Investing Activities:
Property, plant and equipment acquired	(8,489)	(43,830)	(101,099)	(153,418)
Proceeds from sale of property, plant and equipment	—	1,111	2,444	3,555
Other investing activities, net	(112)	—	—	(112)
Net cash used by investing activities	(8,601)	(42,719)	(98,655)	(149,975)
Financing Activities:
Common stock issued	7,575	—	—	7,575
Excess tax benefit from exercise of stock options	1,728	—	—	1,728
Dividends paid	(74,325)	—	—	(74,325)
Repayments of term loans	(50,000)	—	—	(50,000)
Change in short and other long-term obligations, net	—	(425)	(6,949)	(7,374)
Treasury stock purchased	(214,106)	—	—	(214,106)
Net cash used by financing activities	(329,128)	(425)	(6,949)	(336,502)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,537)	(8,537)
Increase in cash and cash equivalents	119,442	13,733	8,661	141,836
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$122,901	$20,361	$262,447	$405,709

24.	Subsequent Event

On December 16, 2015, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on January 15, 2016 to all shareholders of record at the close of business on December 30, 2015.

On December 14, 2015, we entered into amendments to our Credit Agreement and Term Loan. The amendment to the Credit Agreement increased the consolidated leverage ratio from its current limit of 3.0x beginning in the second quarter of fiscal 2016 and continuing through the first quarter of fiscal 2018, with a maximum ratio of 4.5x for the fourth quarter of fiscal 2016 through the second quarter of fiscal 2017. The amendment also reduced the amount of aggregate revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The amendment to the Term Loan made corresponding changes to the maximum leverage ratio and restrictions on priority debt and cumulative annual dividends and other restricted payments. For additional information about the amendments to the Credit Agreement and Term Loan, refer to Note 10, Borrowings and Credit Facilities.

JOY GLOBAL INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Year	Additions Charged to Expense	Deductions (1)	Currency Translation Effects	Acquisitions	Balance at End of Year
Allowance Deducted from Accounts Receivable and Other Assets in Consolidated Balance Sheets:
Fiscal 2015	$92,977	$28,831	$(8,706)	$(3,947)	$955	$110,110
Fiscal 2014	$90,517	$4,428	$(4,206)	$2,105	$133	$92,977
Fiscal 2013	$119,141	$2,658	$(7,278)	$996	$(25,000)	$90,517

(1)	Represents write-off of bad debts, net of recoveries.

In thousands	Balance at Beginning of Year	Additions Charged to Expense	Releases Benefited to Expense	Reductions to Long Term Deferred Tax Assets with Allowances	Balance at End of Year
Allowance Deducted from Deferred Tax Assets in Consolidated Balance Sheets:
Fiscal 2015	$138,899	$41,722	$(305)	$(3,591)	$176,725
Fiscal 2014	$130,565	$10,756	$(228)	$(2,194)	$138,899
Fiscal 2013	$122,635	$10,046	$(267)	$(1,849)	$130,565

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on December 21, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2015.

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
December 21, 2015