Form 10-Q
period 2016-01-29
JOY GLOBAL INC
filed 2016-03-04
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 29, 2016
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	February 26, 2016
Common Stock, $1 par value	97,931,858

JOY GLOBAL INC.
FORM 10-Q INDEX
January 29, 2016

Forward-Looking Statements
This document contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives, pending acquisitions, expected operating results and other non-historical information, and the assumptions on which those statements are based. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are identified by forward-looking terms such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "indicate," "intend," "may be," "objective," "plan," "potential," "predict," "should," "will be," and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, risks associated with acquisitions and the other risks discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended October 30, 2015 and in other filings that we make with the U.S. Securities and Exchange Commission (the "SEC"). Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Quarter Ended
	January 29, 2016	January 30, 2015
Net sales	$526,300	$703,873
Cost of sales	438,256	517,569
Product development, selling and administrative expenses	110,413	130,394
Restructuring expenses	26,659	665
Other income	(3,941)	(3,213)
Operating (loss) income	(45,087)	58,458
Interest income	807	2,940
Interest expense	(12,923)	(15,897)
(Loss) income before income taxes	(57,203)	45,501
(Benefit) provision for income taxes	(16,982)	14,976
Net (loss) income	$(40,221)	$30,525

Basic (loss) earnings per share	$(0.41)	$0.31
Diluted (loss) earnings per share	$(0.41)	$0.31
Dividends per share	$0.01	$0.20
Weighted average shares outstanding:
Basic	97,851	97,547
Diluted	97,851	98,138
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Quarter Ended
	January 29, 2016	January 30, 2015
Net (loss) income	$(40,221)	$30,525
Other comprehensive (loss) income:
Change in unrecognized prior service costs on pension and other postretirement obligations, net of taxes of $104 and $15	46	35
Derivative instrument fair market value adjustment, net of (benefits) taxes of ($146) and $1,520	(346)	3,688
Foreign currency translation adjustment on long-term intercompany foreign loans	3,380	(10,893)
Other foreign currency translation adjustment	(35,443)	(109,829)
Total other comprehensive loss, net of taxes	(32,363)	(116,999)
Comprehensive loss	$(72,584)	$(86,474)

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 29, 2016	October 30, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$139,933	$102,885
Accounts receivable, net	650,931	812,073
Inventories	962,663	1,007,925
Other current assets	110,879	145,559
Total current assets	1,864,406	2,068,442
Property, plant and equipment, net	752,448	792,032
Other assets:
Other intangible assets, net	249,678	255,710
Goodwill	354,627	354,621
Deferred income taxes	149,641	118,913
Other non-current assets	109,934	122,728
Total other assets	863,880	851,972
Total assets	$3,480,734	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$29,532	$26,321
Trade accounts payable	216,408	275,789
Employee compensation and benefits	78,743	90,335
Advance payments and progress billings	235,508	229,470
Accrued warranties	50,518	52,146
Other accrued liabilities	211,368	225,277
Current liabilities of discontinued operations	11,582	11,582
Total current liabilities	833,659	910,920
Long-term obligations	992,740	1,060,643
Other liabilities:
Liabilities for postretirement benefits	17,296	19,540
Accrued pension costs	178,513	175,699
Other non-current liabilities	114,108	125,635
Total other liabilities	309,917	320,874
Shareholders’ equity	1,344,418	1,420,009
Total liabilities and shareholders’ equity	$3,480,734	$3,712,446
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter Ended
	January 29, 2016	January 30, 2015
Operating Activities:
Net (loss) income	$(40,221)	$30,525
Adjustments to continuing operations:
Depreciation and amortization	40,087	33,679
Changes in deferred income taxes	(849)	14,479
Contributions to defined benefit employee pension and postretirement plans	(1,418)	(10,846)
Defined benefit employee pension and postretirement plan expense (income)	6,217	(6,186)
Share-based compensation expense	4,367	7,554
Changes in long-term receivables	6,740	2,350
Other adjustments to continuing operations, net	3,589	833
Changes in working capital items attributed to continuing operations:
Accounts receivable, net	146,678	138,034
Inventories	26,917	(113,544)
Other current assets	(2,658)	(16,370)
Trade accounts payable	(54,900)	(65,315)
Employee compensation and benefits	(8,883)	(48,076)
Advance payments and progress billings	8,957	42,497
Accrued warranties	(85)	(6,593)
Other accrued liabilities	(25,949)	(21,376)
Net cash provided (used) by operating activities	108,589	(18,355)
Investing Activities:
Property, plant and equipment acquired	(8,103)	(22,258)
Proceeds from sale of property, plant and equipment	9,167	756
Other investing activities, net	122	141
Net cash provided (used) by investing activities	1,186	(21,361)
Financing Activities:
Common stock issued	—	273
Dividends paid	(997)	(19,489)
Repayments of term loan	(4,687)	—
Payments on credit agreement	(58,600)	—
Repayments of short term debt	(1,507)	—
Financing fees	(1,011)	—
Treasury stock purchased	—	(50,000)
Other financing activities, net	—	440
Net cash used by financing activities	(66,802)	(68,776)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,925)	(9,373)
Increase (Decrease) in Cash and Cash Equivalents	37,048	(117,865)
Cash and Cash Equivalents at Beginning of Period	102,885	270,191
Cash and Cash Equivalents at End of Period	$139,933	$152,326

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
These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2015. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Further, results for all periods presented reflect the voluntary change in our method of accounting for actuarial gains and losses and the calculation of our expected return on plan assets for all of our pension and other post-retirement benefit plans as discussed further in our Form 10-K for the year ended October 30, 2015.

3.	Acquisitions
Acquisition of Montabert S.A.S.
On June 1, 2015, we completed the acquisition of 100% of the equity of Montabert S.A.S. ("Montabert") for approximately $121.5 million dollars, gross of cash acquired of $7.1 million dollars. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. This acquisition expands the Company's product and service capabilities for hard rock mining, tunneling and rock excavation, further diversifying our commodity and end market exposures. Montabert's results of operations have been included as part of the Underground segment from the date of the acquisition forward.
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

4.	Inventories
Consolidated inventories consist of the following:

In thousands	January 29, 2016	October 30, 2015
Finished goods	746,868	$814,306
Work in process	158,282	135,310
Raw materials	57,513	58,309
Total inventories	$962,663	$1,007,925
Finished goods include finished components and parts in addition to any finished equipment.

5. Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of either January 29, 2016 or January 30, 2015.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Due to the prolonged suppressed global commodity markets, its related effect on the global mining investment environment and the resulting impact on our stock price, our total shareholders’ equity exceeded our market capitalization during the quarter ended January 29, 2016, indicating the possibility of an impairment to goodwill. Based on this indicator of impairment, we performed an interim test for impairment of goodwill as of the last day of our fiscal first quarter. This test was focused on our Surface reporting unit, as all Underground goodwill was fully impaired in the fourth quarter of fiscal 2015. After completing our step one analysis, we determined that the estimated fair value of our Surface reporting unit exceeded its carrying value. Although we have concluded that there is no impairment on the goodwill of $354.6 million associated with our Surface segment as of the quarter ended January 29, 2016, we will continue to closely monitor this in the future considering the volatility and uncertainty in the markets. Should there be further market declines and/or a market capitalization that continues to be lower than our total shareholders' equity in future periods, there is increasing risk that Surface segment goodwill may be impaired.

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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended
In thousands	January 29, 2016	January 30, 2015
Balance, beginning of period	52,146	$67,272
Accrual for warranty expensed during the period	6,894	6,180
Settlements made during the period	(6,992)	(11,375)
Effect of foreign currency translation	(1,530)	(3,549)
Balance, end of period	$50,518	$58,528

7.	Borrowings and Credit Facilities
On July 29th, 2014, we entered into a revolving credit agreement that matures on July 29, 2019 (the "Credit Agreement"). On December 14, 2015, we entered into an amendment to our Credit Agreement that increases the maximum consolidated leverage ratio from a limit of 3.0x beginning in the second quarter of fiscal 2016 and continuing through the first quarter of fiscal 2018, with a maximum ratio of 4.5x for the fourth quarter of fiscal 2016 through the second quarter of fiscal 2017. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of January 29, 2016, we were in compliance with all financial covenants of the Credit Agreement.
As of January 29, 2016, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended January 29, 2016 and January 30, 2015 was $0.5 million and $0.2 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $0.9 billion credit limit, totaled $141.9 million. As of January 29, 2016, there was $708.1 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends, and other restricted payments. The Term Loan requires quarterly principal payments beginning in fiscal 2016, of which $4.7 million was paid during the quarter ended January 29, 2016, and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of January 29, 2016, we were in compliance with all financial covenants of the Term Loan.
On October 12, 2011, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due in 2021 (the "2021 Notes") in an offering that was registered under the Securities Act. Interest on the 2021 Notes is paid semi-annually in arrears on October 15 and April 15 of each year, and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.5%.
In November 2006, we issued Senior Notes for an aggregate principal amount of $150.0 million at 6.625% due 2036 (the "2036 Notes"). Interest on the 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries. The 2036 Notes were originally issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2036 Notes were exchanged for substantially identical 2036 Notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.375% for the 2036 Notes.
Our borrowings also include amounts related to transfers of certain receivables under factoring arrangements with recourse related to our French operations.
Direct borrowings and capital lease obligations consist of the following:

In thousands	January 29, 2016	October 30, 2015
Domestic:
Term Loan due 2019	370,313	375,000
5.125% Senior Notes due 2021	497,296	497,195
6.625% Senior Notes due 2036	148,561	148,553
Credit Agreement	—	58,600
Foreign:
Capital leases	62	159
Factoring arrangement	6,040	7,457
Total obligations	1,022,272	1,086,964
Less: Amounts due within one year	(29,532)	(26,321)
Long-term obligations	$992,740	$1,060,643

8.	Accumulated Other Comprehensive (Loss) Income
Comprehensive (loss) income and its components are presented in the Condensed Consolidated Statements of Comprehensive Loss. Changes in accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Quarter ended January 29, 2016				Quarter ended January 30, 2015
	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(1,282)	$10,294	$(156,084)	$(147,072)	$(1,486)	$4,736	$(9,530)	$(6,280)
Other comprehensive (loss) income before reclassifications, net of taxes	—	(790)	(32,063)	(32,853)	—	2,620	(120,722)	(118,102)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	46	444	—	490	35	1,068	—	1,103
Total other comprehensive (loss) income, net of taxes	46	(346)	(32,063)	(32,363)	35	3,688	(120,722)	(116,999)
Ending balance	$(1,236)	$9,948	$(188,147)	$(179,435)	$(1,451)	$8,424	$(130,252)	$(123,279)

Details of the reclassifications from accumulated other comprehensive (loss) income are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
	Quarter Ended		Affected Line Items in the Statements of Operations
	January 29, 2016	January 30, 2015
Change in unrecognized prior service costs on pension and other postretirement obligations:
Amortization of prior service cost	$50	$50	Cost of sales/Product development, selling and administrative expense*
Curtailment loss	100	—	Administrative expense
Deferred tax	(104)	(15)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income, net of taxes	$46	$35

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$631	$1,509	Net sales/Cost of sales**
Deferred tax	(187)	(441)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income (loss), net of taxes	$444	$1,068

Total reclassifications for the period	$490	$1,103

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Note 12, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Note 13, Derivatives, for additional information.

9.	Shareholders' Equity
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended January 29, 2016, we did not repurchase any shares of common stock. During the quarter ended January 30, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million. The shares purchased during the first quarter of fiscal 2015 represent the latest purchases to date under the program. Since the program's inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.

10. Share-Based Compensation
Total share-based compensation expense recognized for the quarters ended January 29, 2016 and January 30, 2015 is $4.4 million and $7.6 million, respectively. The decline in expense from share-based compensation results from our quarterly reassessment of performance related measures. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net income.
The corresponding deferred tax assets recognized related to the share-based compensation are $1.3 million and $1.9 million for the quarters ended January 29, 2016 and January 30, 2015, respectively.

11. Restructuring Charges
During fiscal 2015, in response to the adverse market conditions, the Company made decisions to implement further cost reduction initiatives, which we refer to as the Restructuring Program. Expected and actual costs related to the Restructuring Program have continued into 2016 as more activities have been planned and initiated. These costs include entering into severance and termination agreements and full or partial closures of certain facilities in order to better align the Company's overall cost structure with anticipated levels of future demand. At this time, the Restructuring Program is currently expected to be completed by the end of fiscal 2017.

Restructuring charges incurred to date related to the Restructuring Program have primarily consisted of employee severance and termination costs and accelerated depreciation. We also incurred and paid approximately $0.7 million of other cash related costs, consisting primarily of legal costs and equipment relocation costs. The following table summarizes the total expected costs from inception of the Restructuring Program through fiscal 2017 and the amounts incurred to date by segment as it relates to employee severance related costs and accelerated depreciation:

In thousands	Underground	Surface	Corporate	Consolidated
Employee Severance and Termination Costs
Total expected costs from inception of program through fiscal 2017	$50,420	$17,715	$2,980	$71,115

Amount incurred for the year ended October 30, 2015	$16,340	$12,451	$2,585	$31,376
Amount incurred for the quarter ended January 29, 2016*	$20,194	$564	$395	$21,153
* The amount incurred during the quarter ended January 29, 2016 includes $9.6 million of expenses for special termination benefits under the Joy Global qualified pension plan as part of continued restructuring activities in our Underground division. As noted below, amounts accrued for special termination benefits are included in our retiree benefit liabilities.

In thousands	Underground	Surface	Corporate	Consolidated
Accelerated Depreciation
Total expected costs from inception of program through fiscal 2017	$15,358	$600	$—	$15,958

Amount incurred for the year ended October 30, 2015	$2,079	$—	$—	$2,079
Amount incurred for the quarter ended January 29, 2016	$4,779	$—	$—	$4,779
Amounts impacting the Company's reserves for restructuring charges for its Restructuring Program relate to employee severance and termination costs as follows:

In thousands	Quarter Ended January 29, 2016
Beginning accrual	$13,613
Costs incurred	11,471
Costs paid/settled	(11,303)
Other adjustments	(2,544)
Effect of foreign currency translation	(46)
Ending accrual	$11,191
Included in other adjustments is $2.6 million of special termination benefits recognized in fiscal 2015 under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division. Those amounts are recorded in our retiree benefit liabilities and are therefore excluded from the restructuring accrual rollforward above.
The Company expects to incur additional restructuring costs under its Restructuring Program, outside of employee severance and termination costs and accelerated depreciation, of approximately $1.8 million related to actions taken on these programs and include expected legal, environmental, and lease related charges.
For the Restructuring Program, total restructuring charges are currently anticipated to be approximately $90 million through fiscal 2017, with total expected cash costs related to the Restructuring Program estimated to be approximately $74 million.

12. Retiree Benefits
The components of the net periodic benefit cost (income) associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	January 29, 2016	January 30, 2015	January 29, 2016	January 30, 2015
Service cost	$1,226	$977	$191	$253
Interest cost	18,736	19,657	305	300
Expected return on assets	(23,844)	(27,264)	(147)	(160)
Amortization of prior service cost	17	17	33	33
Curtailment charge	—	—	100	—
Special termination benefits	9,600	—	—	—
Net periodic benefit cost/(income)	$5,735	$(6,613)	$482	$426

For the quarter ended January 29, 2016, we contributed $1.4 million to our defined benefit employee pension and other postretirement benefit plans, and we expect contributions to be approximately $10.0 million for the full fiscal year.
During the quarter ended January 29, 2016, we recognized $9.6 million of special termination benefits under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division.

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
The total notional amount of our derivatives at January 29, 2016 is $615.0 million.
For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the statement of operations on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by November 2017. There was no ineffectiveness related to these contracts for the quarters ended January 29, 2016 and January 30, 2015.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Operations under the heading Cost of sales. For the quarters ended January 29, 2016 and January 30, 2015, we recorded a loss of $1.6 million and a loss of $0.8 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into in order to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Operations under the heading Cost of sales. For the quarters ended January 29, 2016 and January 30, 2015, we recorded a gain of $4.6 million and a gain of $6.8 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of (Loss) Gain Recognized in Other Comprehensive Income	(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended January 29, 2016	$(1,124)	Cost of sales	$(485)
		Sales	(146)
Quarter ended January 30, 2015	$3,699	Cost of sales	$(1,509)
		Sales	—
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with the other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

14. Income Taxes
In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the quarter ended January 29, 2016, the Company determined that the estimated annual effective rate method would not provide for a reliable estimate due to the volatility of income tax expense (benefit) to modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the quarter ended January 29, 2016 based on the actual effective rate (i.e. the “cut-off” method). The effective tax rate for the quarter ended January 30, 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.
For the quarter ended January 29, 2016, the Company recorded a benefit for income taxes from continuing operations of $17.0 million that resulted in an effective tax rate of 29.7%. A net discrete tax benefit of $0.8 million was recorded in the first quarter of fiscal 2016. For the quarter ended January 30, 2015, the Company recorded a provision for income taxes from continuing operations of $15.0 million that resulted in an effective tax rate of 32.9%. A net discrete tax expense of $0.4 million was recorded in the first quarter of fiscal 2015.

15. (Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
In thousands, except per share amounts	January 29, 2016	January 30, 2015
Numerator:
Net (loss) income	$(40,221)	$30,525
Denominator:
Weighted average shares outstanding	97,851	97,547
Dilutive effect of stock options, performance shares and restricted stock units	—	591
Weighted average shares outstanding assuming dilution	97,851	98,138

Basic (loss) earnings per share	$(0.41)	$0.31
Diluted (loss) earnings per share	$(0.41)	$0.31

In the first quarter of fiscal 2016, the computation of weighted average shares outstanding assuming dilution does not include the effect of stock options, performance shares and restricted stock units because a loss from continuing operations existed and thus the result would have been antidilutive. Weighted average shares outstanding therefore excludes 5.3 million shares for these antidilutive items.
Options to purchase a weighted average of 2.3 million shares were excluded from the calculation of diluted earnings per share for the quarter ended January 30, 2015, as the effect would have been antidilutive.

16. Fair Value Measurements
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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of January 29, 2016 and October 30, 2015. As of January 29, 2016 and October 30, 2015, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of January 29, 2016
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$8,780	$8,780	$8,780	$—
Other Current Assets
Derivatives	$12,290	$12,290	$—	$12,290
Other Accrued Liabilities
Derivatives	$7,458	$7,458	$—	$7,458
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$370,313	$364,334	$—	$364,334
5.125% Senior Notes due 2021	$497,296	$356,930	$—	$356,930
6.625% Senior Notes due 2036	$148,561	$94,871	$—	$94,871

Fair Value Measurements as of October 30, 2015
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$9,831	$9,831	$9,831	$—
Other Current Assets
Derivatives	$20,267	$20,267	$—	$20,267
Other Accrued Liabilities
Derivatives	$10,577	$10,577	$—	$10,577
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$373,668	$—	$373,668
5.125% Senior Notes due 2021	$497,195	$446,680	$—	$446,680
6.625% Senior Notes due 2036	$148,553	$119,310	$—	$119,310
Credit Agreement	$58,600	$58,600	—	$58,600
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

17. Contingent Liabilities
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
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 3,530 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.
As of January 29, 2016, we were contingently liable to banks, financial institutions and others for approximately $154.5 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other third party provided guarantees in the ordinary course of business. Of the $154.5 million, approximately $11.6 million relates to surety bonds and $1.0 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
In addition, we have received a subpoena from the SEC's Division of Enforcement concerning our 2012 acquisition of IMM and related accounting matters. We are cooperating with the SEC regarding this investigation, which is ongoing. While it is not possible to predict the timing or outcome of the SEC inquiry, we currently believe that this matter will not have a material adverse effect on the Company's future consolidated results of operation, financial position, or liquidity.

18. Segment Information

We operate in two reportable segments: Underground and Surface. Crushing and conveying operating results related to surface applications are reported as part of the Surface segment, while total crushing and conveying operating results are included in the Underground segment. Eliminations primarily consist of the surface applications of crushing and conveying included in both operating segments. The results of operations for Montabert have been included in the Underground segment from its acquisition date forward.
Operating (loss) income of segments does not include interest income and expense, corporate administration expenses, the provision for income taxes, or any impact in the quarter related amortization of the inventory impact of the previous year's fourth quarter mark to market adjustment for our pension and other postretirement benefit plans.

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended January 29, 2016
Net sales	$274,494	$276,572	$—	$(24,766)	$526,300
Operating (loss) income	$(38,450)	$7,788	$(7,529)	$(6,896)	$(45,087)
Interest income	—	—	807	—	807
Interest expense	—	—	(12,923)	—	(12,923)
(Loss) income before income taxes	$(38,450)	$7,788	$(19,645)	$(6,896)	$(57,203)
Depreciation and amortization	$22,420	$16,741	$926	$—	$40,087
Capital expenditures	$6,774	$1,089	$240	$—	$8,103

Quarter ended January 30, 2015
Net sales	$384,663	$347,036	$—	$(27,826)	$703,873
Operating income (loss)	$42,230	$31,346	$(8,662)	$(6,456)	$58,458
Interest income	—	—	2,940	—	2,940
Interest expense	—	—	(15,897)	—	(15,897)
Income (loss) before income taxes	$42,230	$31,346	$(21,619)	$(6,456)	$45,501
Depreciation and amortization	$19,188	$13,789	$702	$—	$33,679
Capital expenditures	$9,061	$13,104	$93	$—	$22,258

19. Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs). Lessees can make an accounting policy election to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The ASU is effective for the Company beginning on October 26, 2019 and the standard requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is beginning to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The most notable disclosure revisions for public companies include: (1) removing the requirement to disclose the methods for and any changes to significant assumptions used to estimate fair value, (2) requiring an "exit" price to be used when disclosing fair values of financial assets and liabilities measured at amortized cost, and (3) requiring entities to disclose either on the balance sheet or in the notes to the financial statements all financial assets and liabilities grouped by measurement category (i.e. amortized cost or fair value through the net income or other comprehensive income) and form (i.e. securities, loans, receivables, etc.). The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted for public entities only as it relates to certain provisions for changes in fair value due to instrument specific credit risk for liabilities measured under the fair value option. The ASU is effective for the Company beginning on October 27, 2018. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. In order to reduce complexities in financial reporting, the Company early adopted the guidance on a prospective basis in fiscal 2016 and therefore prior balance sheets were not retrospectively adjusted. This guidance did not have a significant impact on our financial condition, results of operations or presentation of our financial statements.
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

20. Subsidiary Guarantors for Credit Agreement, Term Loan and 2021 Notes
The following tables present condensed consolidated financial information as of January 29, 2016 and October 30, 2015 and for the quarters ended January 29, 2016 and January 30, 2015 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the "Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries ("Non-Guarantor Subsidiaries").

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

Condensed Consolidating Statement of Operations Quarter ended January 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$263,598	$390,749	$(128,047)	$526,300
Cost of sales	—	233,004	309,335	(104,083)	438,256
Product development, selling and administrative expenses	7,380	40,679	62,354	—	110,413
Restructuring expenses	395	20,016	6,248	—	26,659
Other income	—	(694)	(3,247)	—	(3,941)
Operating (loss) income	(7,775)	(29,407)	16,059	(23,964)	(45,087)
Intercompany items	15,148	(47,734)	(6,071)	38,657	—
Interest (expense) income, net	(12,720)	235	369	—	(12,116)
(Loss) income before income taxes and equity in income of subsidiaries	(5,347)	(76,906)	10,357	14,693	(57,203)
(Benefit) provision for income taxes	(11,505)	412	(5,889)	—	(16,982)
Equity in (loss) income of subsidiaries	(46,379)	17,897	—	28,482	—
Net (loss) income	$(40,221)	$(59,421)	$16,246	$43,175	$(40,221)

Comprehensive loss	$(72,584)	$(60,701)	$(15,030)	$75,731	$(72,584)

Condensed Consolidating Statement of Operations Quarter ended January 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$439,592	$474,572	$(210,291)	$703,873
Cost of sales	(3,177)	319,552	364,592	(163,398)	517,569
Product development, selling and administrative expenses	11,792	49,377	69,225	—	130,394
Restructuring expenses	—	219	446	—	665
Other (income) expense	—	4,640	(7,853)	—	(3,213)
Operating income (loss)	(8,615)	65,804	48,162	(46,893)	58,458
Intercompany items	16,770	(23,708)	(6,040)	12,978	—
Interest (expense) income, net	(15,598)	1,689	952	—	(12,957)
Income (loss) before income taxes and equity in income of subsidiaries	(7,443)	43,785	43,074	(33,915)	45,501
Provision (benefit) for income taxes	20,313	3,010	(8,347)	—	14,976
Equity in income of subsidiaries	58,281	1,634	—	(59,915)	—
Net income	$30,525	$42,409	$51,421	$(93,830)	$30,525

Comprehensive (loss) income	$(86,474)	$41,000	$(62,663)	$21,663	$(86,474)

Condensed Consolidating Balance Sheet As of January 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,242	$2,187	$116,504	$—	$139,933
Accounts receivable, net	—	176,541	486,316	(11,926)	650,931
Inventories	—	476,511	574,469	(88,317)	962,663
Other current assets	24,035	15,279	71,565	—	110,879
Total current assets	45,277	670,518	1,248,854	(100,243)	1,864,406
Property, plant and equipment, net	20,632	278,543	458,289	(5,016)	752,448
Other assets:
Other intangible assets, net	—	203,219	46,459	—	249,678
Goodwill	—	346,348	8,279	—	354,627
Deferred income taxes	92,648	—	56,993	—	149,641
Other non-current assets	2,591,311	2,021,610	1,713,911	(6,216,898)	109,934
Total other assets	2,683,959	2,571,177	1,825,642	(6,216,898)	863,880
Total assets	$2,749,868	$3,520,238	$3,532,785	$(6,322,157)	$3,480,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$23,438	$—	$6,094	$—	$29,532
Trade accounts payable	3,059	78,021	135,328	—	216,408
Employee compensation and benefits	8,251	28,410	42,082	—	78,743
Advance payments and progress billings	—	100,930	148,901	(14,323)	235,508
Accrued warranties	—	19,521	30,997	—	50,518
Other accrued liabilities	86,823	57,052	78,348	(10,855)	211,368
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	121,571	295,516	441,750	(25,178)	833,659
Long-term obligations	992,732	—	8	—	992,740
Other liabilities:
Liabilities for postretirement benefits	17,296	—	—	—	17,296
Accrued pension costs	178,513	—	—	—	178,513
Other non-current liabilities	95,338	8,068	10,702	—	114,108
Total other liabilities	291,147	8,068	10,702	—	309,917
Shareholders’ equity	1,344,418	3,216,654	3,080,325	(6,296,979)	1,344,418
Total liabilities and shareholders’ equity	$2,749,868	$3,520,238	$3,532,785	$(6,322,157)	$3,480,734

Condensed Consolidating Balance Sheet As of October 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$581	$2,008	$100,296	$—	$102,885
Accounts receivable, net	—	214,381	597,826	(134)	812,073
Inventories	—	508,774	607,461	(108,310)	1,007,925
Other current assets	58,441	15,610	71,508	—	145,559
Total current assets	59,022	740,773	1,377,091	(108,444)	2,068,442
Property, plant and equipment, net	21,318	297,476	478,253	(5,015)	792,032
Other assets:
Other intangible assets, net	—	207,891	47,819	—	255,710
Goodwill	—	346,348	8,273	—	354,621
Deferred income taxes	49,660	—	69,253	—	118,913
Other non-current assets	2,740,518	2,078,294	2,517,110	(7,213,194)	122,728
Total other assets	2,790,178	2,632,533	2,642,455	(7,213,194)	851,972
Total assets	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$7,571	$—	$26,321
Trade accounts payable	3,342	96,891	175,556	—	275,789
Employee compensation and benefits	5,843	36,527	47,965	—	90,335
Advance payments and progress billings	—	100,312	149,795	(20,637)	229,470
Accrued warranties	—	19,027	33,119	—	52,146
Other accrued liabilities	76,650	60,228	100,660	(12,261)	225,277
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	104,585	324,567	514,666	(32,898)	910,920
Long-term obligations	1,060,598	—	45	—	1,060,643
Other liabilities:
Liabilities for postretirement benefits	18,662	878	—	—	19,540
Accrued pension costs	159,594	8,406	7,699	—	175,699
Other non-current liabilities	81,595	8,325	35,715	—	125,635
Total other liabilities	259,851	17,609	43,414	—	320,874
Shareholders’ equity	1,445,484	3,328,606	3,939,674	(7,293,755)	1,420,009
Total liabilities and shareholders’ equity	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446

Condensed Consolidating Statement of Cash Flows Quarter ended January 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$86,203	$(4,944)	$27,330	$108,589
Investing Activities:
Property, plant and equipment acquired	(240)	(1,666)	(6,197)	(8,103)
Proceeds from sale of property, plant and equipment	—	6,789	2,378	9,167
Other investing activities, net	(7)	—	129	122
Net cash provided (used) by investing activities	(247)	5,123	(3,690)	1,186
Financing Activities:
Dividends paid	(997)	—	—	(997)
Repayments of term loan	(4,687)	—	—	(4,687)
Payments on credit agreement	(58,600)	—	—	(58,600)
Repayments of short-term debt	—	—	(1,507)	(1,507)
Financing fees	(1,011)	—	—	(1,011)
Net cash used by financing activities	(65,295)	—	(1,507)	(66,802)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(5,925)	(5,925)
Increase in Cash and Cash Equivalents	20,661	179	16,208	37,048
Cash and Cash Equivalents at Beginning of Period	581	2,008	100,296	102,885
Cash and Cash Equivalents at End of Period	$21,242	$2,187	$116,504	$139,933

Condensed Consolidating Statement of Cash Flows Quarter ended January 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash (used) provided by operating activities	25,892	(7,426)	(36,821)	(18,355)
Investing Activities:
Property, plant and equipment acquired	(93)	(5,971)	(16,194)	(22,258)
Proceeds from sale of property, plant and equipment	—	133	623	756
Other investing activities, net	(1,168)	—	1,309	141
Net cash used by investing activities	(1,261)	(5,838)	(14,262)	(21,361)
Financing Activities:
Common stock issued	273	—	—	273
Dividends paid	(19,489)	—	—	(19,489)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	262	(83)	440
Net cash (used) provided by financing activities	(68,955)	262	(83)	(68,776)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9,373)	(9,373)
Decrease in Cash and Cash Equivalents	(44,324)	(13,002)	(60,539)	(117,865)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$10,550	$3,427	$138,349	$152,326

21. Subsidiary Guarantors for 2036 Notes

The following tables present condensed consolidated financial information as of January 29, 2016 and October 30, 2015 and for the quarters ended January 29, 2016 and January 30, 2015 for: (a) the Company; (b) on a combined basis, the guarantors of the 2036 Notes issued in November 2006, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the "Supplemental Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the "Supplemental Non-Guarantor Subsidiaries"). In prior periods these entities were defined as the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, respectively. However in light of the fact that this group of guarantors relates only to the 2036 Notes and not to our more recent debt arrangements, we have determined that it is more appropriate to designate this group of guarantors with the Supplemental classification.
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

Condensed Consolidating Statement of Operations Quarter ended January 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$265,429	$388,918	$(128,047)	$526,300
Cost of sales	—	234,709	307,630	(104,083)	438,256
Product development, selling and administrative expenses	7,380	40,680	62,353	—	110,413
Restructuring expenses	395	20,016	6,248	—	26,659
Other income	—	(698)	(3,243)	—	(3,941)
Operating (loss) income	(7,775)	(29,278)	15,930	(23,964)	(45,087)
Intercompany items	15,148	(47,734)	(6,071)	38,657	—
Interest (expense) income, net	(12,720)	248	356	—	(12,116)
(Loss) income before income taxes and equity in income of subsidiaries	(5,347)	(76,764)	10,215	14,693	(57,203)
(Benefit) provision for income taxes	(11,505)	150	(5,627)	—	(16,982)
Equity in (loss) income of subsidiaries	(46,379)	17,493	—	28,886	—
Net (loss) income	$(40,221)	$(59,421)	$15,842	$43,579	$(40,221)

Comprehensive loss	$(72,584)	$(60,701)	$(15,434)	$76,135	$(72,584)

Condensed Consolidating Statement of Operations Quarter ended January 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$441,075	$473,089	$(210,291)	$703,873
Cost of sales	(3,177)	321,204	362,940	(163,398)	517,569
Product development, selling and administrative expenses	11,792	49,377	69,225	—	130,394
Restructuring expenses	—	219	446	—	665
Other (income) expense	—	4,637	(7,850)	—	(3,213)
Operating income (loss)	(8,615)	65,638	48,328	(46,893)	58,458
Intercompany items	16,770	(23,708)	(6,040)	12,978	—
Interest (expense) income, net	(15,598)	1,634	1,007	—	(12,957)
Income (loss) before income taxes and equity in income of subsidiaries	(7,443)	43,564	43,295	(33,915)	45,501
Provision (benefit) for income taxes	20,313	2,996	(8,333)	—	14,976
Equity in income of subsidiaries	58,281	1,841	—	(60,122)	—
Net income	$30,525	$42,409	$51,628	$(94,037)	$30,525

Comprehensive (loss) income	$(86,474)	$41,000	$(62,456)	$21,456	$(86,474)

Condensed Consolidating Balance Sheet As of January 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,242	$2,567	$116,124	$—	$139,933
Accounts receivable, net	—	177,562	485,295	(11,926)	650,931
Inventories	—	482,262	568,718	(88,317)	962,663
Other current assets	24,035	15,953	70,891	—	110,879
Total current assets	45,277	678,344	1,241,028	(100,243)	1,864,406
Property, plant and equipment, net	20,632	280,034	456,798	(5,016)	752,448
Other assets:
Other intangible assets, net	—	203,219	46,459	—	249,678
Goodwill	—	346,348	8,279	—	354,627
Deferred income taxes	92,648	—	56,993	—	149,641
Other non-current assets	2,591,311	2,049,573	1,685,949	(6,216,899)	109,934
Total other assets	2,683,959	2,599,140	1,797,680	(6,216,899)	863,880
Total assets	$2,749,868	$3,557,518	$3,495,506	$(6,322,158)	$3,480,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$23,438	$—	$6,094	$—	$29,532
Trade accounts payable	3,059	78,279	135,070	—	216,408
Employee compensation and benefits	8,251	28,486	42,006	—	78,743
Advance payments and progress billings	—	100,974	148,857	(14,323)	235,508
Accrued warranties	—	19,521	30,997	—	50,518
Other accrued liabilities	86,823	57,066	78,334	(10,855)	211,368
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	121,571	295,908	441,358	(25,178)	833,659
Long-term obligations	992,732	—	8	—	992,740
Other liabilities:
Liabilities for postretirement benefits	17,296	—	—	—	17,296
Accrued pension costs	178,513	—	—	—	178,513
Other non-current liabilities	95,338	8,068	10,702	—	114,108
Total other liabilities	291,147	8,068	10,702	—	309,917
Shareholders’ equity	1,344,418	3,253,542	3,043,438	(6,296,980)	1,344,418
Total liabilities and shareholders’ equity	$2,749,868	$3,557,518	$3,495,506	$(6,322,158)	$3,480,734

Condensed Consolidating Balance Sheet As of October 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$581	$2,008	$100,296	$—	$102,885
Accounts receivable, net	—	214,381	597,826	(134)	812,073
Inventories	—	508,774	607,461	(108,310)	1,007,925
Other current assets	58,441	15,610	71,508	—	145,559
Total current assets	59,022	740,773	1,377,091	(108,444)	2,068,442
Property, plant and equipment, net	21,318	297,476	478,253	(5,015)	792,032
Other assets:
Other intangible assets, net	—	207,891	47,819	—	255,710
Goodwill	—	346,348	8,273	—	354,621
Deferred income taxes	49,660	—	69,253	—	118,913
Other non-current assets	2,740,518	2,078,294	2,517,110	(7,213,194)	122,728
Total other assets	2,790,178	2,632,533	2,642,455	(7,213,194)	851,972
Total assets	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$7,571	$—	$26,321
Trade accounts payable	3,342	96,891	175,556	—	275,789
Employee compensation and benefits	5,843	36,527	47,965	—	90,335
Advance payments and progress billings	—	100,312	149,795	(20,637)	229,470
Accrued warranties	—	19,027	33,119	—	52,146
Other accrued liabilities	76,650	60,228	100,660	(12,261)	225,277
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	104,585	324,567	514,666	(32,898)	910,920
Long-term obligations	1,060,598	—	45	—	1,060,643
Other liabilities:
Liabilities for postretirement benefits	18,662	878	—	—	19,540
Accrued pension costs	159,594	8,406	7,699	—	175,699
Other non-current liabilities	81,595	8,325	35,715	—	125,635
Total other liabilities	259,851	17,609	43,414	—	320,874
Shareholders’ equity	1,445,484	3,328,606	3,939,674	(7,293,755)	1,420,009
Total liabilities and shareholders’ equity	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446

Condensed Consolidating Statement of Cash Flows Quarter ended January 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$86,203	$(4,564)	$26,950	$108,589
Investing Activities:
Property, plant and equipment acquired	(240)	(1,666)	(6,197)	(8,103)
Proceeds from sale of property, plant and equipment	—	6,789	2,378	9,167
Other investing activities, net	(7)	—	129	122
Net cash provided (used) by investing activities	(247)	5,123	(3,690)	1,186
Financing Activities:
Dividends paid	(997)	—	—	(997)
Repayments of term loan	(4,687)	—	—	(4,687)
Payments on credit agreement	(58,600)	—	—	(58,600)
Repayments of short-term debt	—	—	(1,507)	(1,507)
Financing fees	(1,011)	—	—	(1,011)
Net cash used by financing activities	(65,295)	—	(1,507)	(66,802)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(5,925)	(5,925)
Increase (Decrease) in Cash and Cash Equivalents	20,661	559	15,828	37,048
Cash and Cash Equivalents at Beginning of Period	581	2,008	100,296	102,885
Cash and Cash Equivalents at End of Period	$21,242	$2,567	$116,124	$139,933

Condensed Consolidating Statement of Cash Flow Quarter ended January 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash (used) provided by operating activities	25,892	(7,426)	(36,821)	(18,355)
Investing Activities:
Property, plant and equipment acquired	(93)	(5,971)	(16,194)	(22,258)
Proceeds from sale of property, plant and equipment	—	133	623	756
Other investing activities, net	(1,168)	—	1,309	141
Net cash used by investing activities	(1,261)	(5,838)	(14,262)	(21,361)
Financing Activities:
Common stock issued	273	—	—	273
Dividends paid	(19,489)	—	—	(19,489)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	262	(83)	440
Net cash (used) provided by financing activities	(68,955)	262	(83)	(68,776)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9,373)	(9,373)
Decrease in Cash and Cash Equivalents	(44,324)	(13,002)	(60,539)	(117,865)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$10,550	$3,427	$138,349	$152,326

22. Subsequent Events
On March 3, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on April 4, 2016 to all shareholders of record at the close of business on March 18, 2016.

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
Operating Results
Quarter Ended January 29, 2016 Compared With Quarter Ended January 30, 2015
Net sales in the first quarter of fiscal 2016 were $526.3 million, compared to $703.9 million in the first quarter of fiscal 2015. The decrease in net sales of $177.6 million, or 25%, in the current year first quarter reflected a decrease in original equipment sales of $73.0 million, or 39%, and a decrease in service sales of $104.6 million, or 20%. Original equipment sales decreased in all regions except Australia. The decrease in original equipment sales was led by China and Latin America, which decreased by $29.8 million and $29.6 million, respectively. Service sales decreased in all regions except Eurasia. The decrease in service sales was led by North America, which decreased by $79.3 million. Compared to the prior year first quarter, net sales in the first quarter of fiscal 2016 included a $31.1 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating loss in the first quarter of fiscal 2016 was $45.1 million, or 8.6% of net sales, compared to operating income of $58.5 million, or 8.3% of net sales, in the first quarter of fiscal 2015. The decrease in operating income of $103.5 million, or 177%, in the current year first quarter was primarily due to the loss of margins on lower sales volumes of $68.3 million, a less favorable product mix of $18.2 million, lower manufacturing cost absorption of $14.1 million and higher restructuring charges of $26.0 million. These items were partially offset by favorable period costs (defined as any costs of sales other than those costs associated with selling inventory at standard costs) of $2.4 million and lower product development, selling, and administrative expenses of $20.0 million.
Net loss was $40.2 million, or $0.41 per diluted share, in the first quarter of fiscal 2016, compared to net income of $30.5 million, or $0.31 per diluted share, in the first quarter of fiscal 2015.
Bookings in the first quarter of fiscal 2016 were $549.8 million, compared to $700.2 million in the first quarter of fiscal 2015. The decrease in bookings of $150.3 million, or 21%, in the current year first quarter reflected a decrease in original equipment bookings of $57.9 million, or 33%, and a decrease in service bookings of $92.5 million, or 18%. Original equipment bookings decreased in North America, China, and Latin America, with increases in the other regions. The decrease in original equipment bookings was led by North America which decreased by $66.5 million. The first quarter of the prior year included a $40 million room and pillar equipment package to a Canadian customer which did not repeat in the current year. Service bookings decreased in North America, China, and Africa, with increases in the other regions. The decrease in service bookings was also led by North America which decreased by $86.9 million. Compared to the prior year first quarter, bookings in the first quarter of fiscal 2016 included a $49.8 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Market Outlook
Despite the expectation for marginal global growth improvement in 2016, weakening Chinese and emerging market demand have cast a shadow on global markets. While supply curtailments were beginning to re-balance some commodity markets, a broad- based weakening of commodity demand has exacerbated the situation and resulted in commodity prices continuing to decline during our fiscal first quarter.

Nowhere have headwinds increased more than in the U.S. coal market. In addition to ongoing regulatory forces, U.S. coal is facing a number of market-based challenges. Strong natural gas production and elevated inventories are driving sustained low gas prices which is pressuring coal burn. Additionally, mild weather and reduced coal burn demand has seen coal inventories rise to historic levels, which will need to be reduced before production returns. These factors are likely to result in U.S. coal production falling at a rate greater than previously expected in 2016. Coal burn throughout the remainder of the year will continue to hinge on weather and natural gas pricing. However, it is also expected that U.S. coal burn will further decline as utility inventories are reduced from the aforementioned current historic levels.
While there have been recent signs of supply rationalization in seaborne thermal coal markets, seaborne demand, particularly from China, is slowing at a quicker pace, which has resulted in seaborne prices continuing to fall during the quarter. Given the weakening demand outlook from increasing headwinds to global growth, further supply curtailments will be necessary to rebalance the market.
Increasing concerns regarding the strength of Chinese copper demand have driven prices lower over the last several months. Copper prices are expected to remain under pressure near-term as new supply enters the market and demand remains relatively weak.
After declining modestly in 2015, global steel production is expected to be relatively flat in 2016 as capacity cuts and reduced output from China continues. The health of the global steel market remains the driving force behind seaborne met coal and iron ore markets. Current met coal prices are down significantly from a year ago with the current quarter's pricing at an all-time low. While curtailment announcements continue, seaborne supply has been slow to react.
Similarly, the seaborne iron ore market remains well supplied amidst a declining demand environment. The combination of these factors has reduced iron ore prices. While Chinese production is off significantly from peak levels, new low cost supply additions have exceeded higher-cost production curtailments. These factors combined with weaker demand will likely result in iron ore prices trending at or below current levels.
With limited scope for an improvement in commodity prices, mining companies are being forced to take unprecedented measures to defer spending on equipment maintenance and procurement. Strained cash flows among our customers are expected to drive further delays in maintenance work and original equipment purchases.
Company Outlook
Our focus remains on controlling those factors which we can. With the increased challenges in some of our end markets, we are further leveraging our footprint optimization and other operational excellence strategies across the business and are now targeting greater cost reductions for the year. We will also remain focused on driving additional cash gains through improved working capital performance and monetization of non-core assets.
Our key product development programs are moving forward and we are seeing successes in field trials on our hybrid excavator and our underground hard rock loader. We believe that these organically developed machines will deliver significant value to our customers and we look forward to delivering them to the market place later this year and into 2017. Providing customers with highly differentiated equipment and service systems solutions to improve safety and lower their cost per ton is the core of our strategy.

Results of Operations
Quarter Ended January 29, 2016 Compared With Quarter Ended January 30, 2015
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Operations:

	Quarter Ended
In thousands	January 29, 2016	January 30, 2015	$ Change	% Change
Net Sales
Underground	$274,494	$384,663	$(110,169)	(29)
Surface	276,572	347,036	(70,464)	(20)
Eliminations	(24,766)	(27,826)	3,060
Total Sales	$526,300	$703,873	$(177,573)	(25)
Underground net sales in the first quarter of fiscal 2016 were $274.5 million, compared to $384.7 million in the first quarter of fiscal 2015. The decrease in Underground net sales of $110.2 million, or 29%, in the current year first quarter reflected a decrease in original equipment sales of $49.9 million, or 43%, and a decrease in service sales of $60.3 million, or 22%. Original equipment sales decreased in all regions except Eurasia. The decrease in original equipment sales was led by North America and China, which decreased by $26.8 million and $21.1 million, respectively. Service sales decreased in all regions except Australia, which was flat, and Eurasia. The decrease in service sales was led by North America, which decreased by $45.2 million. Compared to the prior year first quarter, Underground net sales in the first quarter of fiscal 2016 included a $20.4 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Surface net sales in the first quarter of fiscal 2016 were $276.6 million, compared to $347.0 million in the first quarter of fiscal 2015. The decrease in Surface net sales of $70.5 million, or 20%, in the current year first quarter reflected a decrease in original equipment sales of $28.0 million, or 33%, and a decrease in service sales of $42.5 million, or 16%. Original equipment sales decreased in all regions except North America. The decrease in original equipment sales was led by Latin America, which decreased by $29.6 million. Service sales declined in all regions. The decrease in service sales was led by North America, which decreased by $32.0 million. Compared to the prior year first quarter, Surface net sales in the first quarter of fiscal 2016 included a $10.6 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Operating (Loss) Income
The following table sets forth the operating (loss) income included in our Condensed Consolidated Statements of Operations:

	Quarter Ended
	January 29, 2016		January 30, 2015
	Operating		Operating
In thousands	(Loss) Income	% of Net Sales	Income (Loss)	% of Net Sales
Operating (Loss) Income
Underground	$(38,450)	(14.0)	$42,230	11.0
Surface	7,788	2.8	31,346	9.0
Corporate Expense	(7,529)		(8,662)
Eliminations	(6,896)		(6,456)
Total Operating (Loss) Income	$(45,087)	(8.6)	$58,458	8.3
Underground operating loss in the first quarter of fiscal 2016 was $38.5 million, or 14.0% of net sales, compared to operating income of $42.2 million, or 11.0% of net sales, in the first quarter of fiscal 2015. The decrease in Underground operating income of $80.7 million, or 191%, in the current year first quarter was primarily due to the loss of margins on lower sales volumes of $40.7 million, a less favorable product mix of $15.3 million, lower manufacturing cost absorption of $9.9 million and higher restructuring charges of $25.3 million. These items were partially offset by lower product development, selling and administrative expenses of $7.8 million.

Surface operating income in the first quarter of fiscal 2016 was $7.8 million, or 2.8% of net sales, compared to $31.3 million, or 9.0% of net sales, in the first quarter of fiscal 2015. The decrease in Surface operating income of $23.6 million, or 75%, in the current year first quarter was primarily due to the loss of margins on lower sales volumes of $27.6 million and lower manufacturing cost absorption of $4.2 million. These items were partially offset by lower product development, selling, and administrative expenses of $7.4 million and favorable period costs of $5.8 million.
Corporate expense in the first quarter of fiscal 2016 was $7.5 million, compared to $8.7 million in the first quarter of fiscal 2015. The decrease in corporate expense of $1.1 million, or 13%, is primarily due to lower incentive based compensation on our share-based compensation plans, resulting from our quarterly reassessment of performance related measures.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the first quarter of fiscal 2016 was $110.4 million, or 21.0% of net sales, compared to $130.4 million, or 18.5% of net sales, in the first quarter of fiscal 2015. The decrease in product development, selling and administrative expense of $20.0 million, or 15%, was primarily due to lower overall incentive based compensation and headcount reductions, as well as other savings from the Company's cost reduction programs.
Restructuring Expenses
Restructuring expenses in the first quarter of fiscal 2016 were $26.7 million, compared to $0.7 million in the first quarter of fiscal 2015. The increase in restructuring expenses of $26.0 million was due to the Company's implementation of cost reduction initiatives in response to the adverse market conditions. These costs include entering into severance and termination agreements and full or partial closures of certain facilities in order to better align the Company's overall cost structure with anticipated levels of future demand.
Net Interest Expense
Net interest expense in the first quarter of fiscal 2016 was $12.1 million, compared to $13.0 million in the first quarter of fiscal 2015. The decrease in net interest expense of $0.8 million, or 6%, was primarily due to the fourth quarter fiscal 2015 redemption of the $250 million aggregate principal amount of our 6% Senior Notes due 2016 (the "2016 Senior Notes"). The cost of redemption, including the payment of the make whole premium, was funded with a combination of cash on hand and borrowings under the Company's Credit Agreement, which were drawn at a lower interest rate than the rate on the 2016 Senior Notes and were repaid in the first quarter of fiscal 2016. The impact of the redemption of the 2016 Senior Notes was partially offset by a decrease in interest bearing assets as a result of the fourth quarter fiscal 2015 customer pay-off of a long-term account receivable.
Provision for Income Taxes
In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the quarter ended January 29, 2016, the Company determined that the estimated annual effective rate method would not provide for a reliable estimate due to the volatility of income tax expense (benefit) to modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the quarter ended January 29, 2016 based on the actual effective rate (i.e. the “cut-off” method). The effective tax rate for the quarter ended January 30, 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.
The benefit for income taxes in the first quarter of fiscal 2016 was $17.0 million, compared to a provision of $15.0 million in the first quarter of fiscal 2015. The effective income tax rate was 29.7% in the first quarter of fiscal 2016, compared to 32.9% in the first quarter of fiscal 2015. A net discrete tax benefit of $0.8 million was recorded in the first quarter of fiscal 2016, compared to expense of $0.4 million in the first quarter of fiscal 2015. The decrease in the effective tax rate for the quarter, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings.
Bookings and Backlog
Bookings represent new customer orders for original equipment and services. Services bookings include orders for parts, components, and rebuilds, but are exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the period. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended January 29, 2016 and January 30, 2015 were as follows:

	Quarter Ended
In thousands	January 29, 2016	January 30, 2015	$ Change	% Change
Bookings
Underground	$280,879	$406,909	$(126,030)	(31)
Surface	285,953	310,799	(24,846)	(8)
Eliminations	(17,018)	(17,558)	540
Total Bookings	$549,814	$700,150	$(150,336)	(21)
Underground bookings in the first quarter of fiscal 2016 were $280.9 million, compared to $406.9 million in the first quarter of fiscal 2015. The decrease in Underground bookings of $126.0 million, or 31%, in the current year first quarter reflected a decrease in original equipment bookings of $47.3 million, or 39%, and a decrease in service bookings of $78.8 million, or 27%. Original equipment bookings decreased in all regions except Eurasia and Africa. The decrease in original equipment bookings was led by North America, which decreased by $58.4 million, mostly due to a $40 million room and pillar package to a Canadian customer in fiscal 2015 that did not recur. Service bookings decreased in all regions except Eurasia and Australia. The decrease in service bookings was led by North America, which decreased by $69.4 million. Compared to the prior year first quarter, Underground bookings in the first quarter of fiscal 2016 included a $39.2 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Surface bookings in the first quarter of fiscal 2016 were $286.0 million, compared to $310.8 million in the first quarter of fiscal 2015. The decrease in Surface bookings of $24.8 million, or 8%, in the current year first quarter reflected a decrease in original equipment bookings of $10.7 million, or 19%, and a decrease in service bookings of $14.1 million, or 6%. Original equipment bookings decreased in all regions except Australia. The decrease in original equipment bookings was led by Latin America, which decreased by $14.7 million. Service bookings decreased in North America, China and Africa, with increases in the other regions. The decrease in service bookings was led by North America, which decreased by $17.7 million. Compared to the prior year first quarter, Surface bookings in the first quarter of fiscal 2016 included a $10.7 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Backlog represents unfilled customer orders for our original equipment and service, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Customer orders included in backlog represent arrangements to purchase specific original equipment or services. The backlog amounts reported exclude sales already recognized by period end under the percentage-of-completion method of accounting. The following table provides backlog as of January 29, 2016 and October 30, 2015:

In thousands	January 29, 2016	October 30, 2015
Backlog
Underground	$548,262	$541,877
Surface	403,391	394,010
Eliminations	(54,660)	(62,407)
Total Backlog	$896,993	$873,480

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of January 29, 2016 and October 30, 2015:

In thousands	January 29, 2016	October 30, 2015
Accounts receivable, net	$650,931	$812,073
Inventories	962,663	1,007,925
Trade accounts payable	(216,408)	(275,789)
Advance payments and progress billings	(235,508)	(229,470)
Trade Working Capital	$1,161,678	$1,314,739
Other current assets	110,879	145,559
Short-term borrowings, including current portion of long-term obligations	(29,532)	(26,321)
Employee compensation and benefits	(78,743)	(90,335)
Accrued warranties	(50,518)	(52,146)
Other accrued liabilities	(211,368)	(225,277)
Working Capital Excluding Cash and Cash Equivalents	$902,396	$1,066,219
Cash and cash equivalents	139,933	102,885
Working Capital	$1,042,329	$1,169,104
We currently use trade working capital and cash flows from continuing operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our direct service model requires us to maintain certain inventory levels in order to maximize our customers’ machine availability. This information also provides management with a focus on our receivable terms and collectability efforts and our ability to obtain advance payments on original equipment orders. As part of operational excellence initiatives in our purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.
Cash provided by operating activities during the first quarter of fiscal 2016 was $108.6 million, compared to $18.4 million used during the first quarter of fiscal 2015. The increase in cash from continuing operations was primarily due to decreases in inventories, lower performance based cash payments and reduced pension contributions year over year, partially offset by lower earnings.
Cash provided by investing activities during the first quarter of fiscal 2016 was $1.2 million, compared to a $21.4 million used during the first quarter of fiscal 2015. The increase in cash provided by investing activities was primarily due to $8.8 million of proceeds on the sale of fixed assets in our Underground segment, aided further by $14.2 million of lower capital expenditures in the first quarter of the current fiscal year as compared to the first quarter of the prior fiscal year.
Cash used by financing activities during the first quarter of fiscal 2016 was $66.8 million, compared to $68.8 million during the first quarter of fiscal 2015. The decrease in cash used by financing activities was primarily due to no share repurchases in the current year first quarter and lower dividends paid, partially offset by an increase in required repayments made on the Term Loan and the payoff of amounts previously outstanding under our Credit Agreement.
On December 16, 2015, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend was paid on January 15, 2016 to all shareholders of record at the close of business on December 30, 2015. In addition, on March 3, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on April 4, 2016 to all shareholders of record at the close of business on March 18, 2016.
Restructuring Programs
Restructuring activities continued in the first three months of 2016 to better align the Company's workforce and overall cost structure with current and expected future demand. For the 2016 fiscal year, total restructuring charges are anticipated to be $47 million to $57 million, with expected cash costs of approximately $33 million to $43 million. These ranges include expected costs for activities not yet implemented.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. For the quarter ended January 29, 2016, we contributed $1.4 million to our defined benefit employee pension and postretirement plans. We expect contributions to our defined benefit pension and postretirement plans to be approximately $10.0 million for the full fiscal year.
During the quarter ended January 29, 2016, we recognized $9.6 million of non-cash special termination charges under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division.
Credit Agreement and Senior Notes
We entered into our Credit Agreement on July 29, 2014. On December 14, 2015, we entered into an amendment to our Credit Agreement that increases the maximum consolidated leverage ratio from a limit of 3.0x beginning in the second quarter of fiscal 2016 and continuing through the first quarter of fiscal 2018, with a maximum ratio of 4.5x for the fourth quarter of fiscal 2016 through the second quarter of fiscal 2017. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of January 29, 2016, we were in compliance with all financial covenants of the Credit Agreement.
As of January 29, 2016, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended January 29, 2016 and January 30, 2015 was $0.5 million and $0.2 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $850.0 million credit limit, totaled $141.9 million. As of January 29, 2016, there was $708.1 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends, and other restricted payments. The Term Loan requires quarterly principal payments beginning in fiscal 2016, of which $4.7 million was paid for the quarter ended January 29, 2016, and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of January 29, 2016, we were in compliance with all financial covenants of the Term Loan.
On October 12, 2011, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due in 2021 in an offering that was registered under the Securities Act. Interest on the 2021 Notes is paid semi-annually in arrears on October 15 and April 15 of each year, and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.5%.
In November 2006, we issued Senior Notes for an aggregate principal amount of $150.0 million at 6.625% due 2036 (the "2036 Notes"). Interest on the 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries. The 2036 Notes were originally issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2036 Notes were exchanged for substantially identical 2036 Notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.375% for the 2036 Notes.
Stock Repurchase Program
In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, the Company may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter ended January 29, 2016, we did not repurchase any shares of common stock. During the quarter ended January 30, 2015, we purchased 954,580 shares of common stock for approximately $50.0 million. The shares purchased during the first quarter of fiscal 2015 represent the latest purchases to date under the program. Since its inception, the Company has repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of January 29, 2016, advance payments and progress billings were $235.5 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.

Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of January 29, 2016.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Due to the prolonged suppressed global commodity markets, its related effect on the global mining investment environment and the resulting impact on our stock price, our total shareholders’ equity exceeded our market capitalization during the quarter ended January 29, 2016, indicating the possibility of an impairment to goodwill. Based on this indicator of impairment, we performed an interim test for impairment of goodwill as of the last day of our fiscal first quarter. This test was focused on our Surface reporting unit, as all Underground goodwill was fully impaired in the fourth quarter of fiscal 2015. After completing our step one analysis, we determined that the estimated fair value of our Surface reporting unit exceeded its carrying value. Although we have concluded that there is no impairment on the goodwill of $354.6 million associated with our Surface segment as of the quarter ended January 29, 2016, we will continue to closely monitor this in the future considering the volatility and uncertainty in the markets. Should there be further market declines and/or a market capitalization that continues to be lower than our total shareholders' equity in future periods, there is increasing risk that Surface segment goodwill may be impaired.
Financial Condition
We believe our liquidity and capital resources are adequate to meet our projected needs for the next 12 months. We had $139.9 million in cash and cash equivalents as of January 29, 2016 and $708.1 million available for borrowings under the Credit Agreement. During the quarter ended January 29, 2016, the Company amended its Credit Agreement which, among other aspects, reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and increased the consolidated leverage ratio. Even considering the amendment, we expect to meet our U.S. funding needs without repatriating undistributed offshore profits that are indefinitely reinvested outside the U.S., which would result in the incurrence of additional U.S. corporate income taxes on such repatriated undistributed profits. In addition, in the first quarter of fiscal 2016 we reduced dividends from $0.20 per share to $0.01 per share. If maintained, this action would reduce annual cash outlay by approximately $75.0 million.
We expect our requirements for working capital, dividends, pension contributions, capital expenditures, acquisitions, stock repurchases and principal and interest payments on our Term Loan and Senior Notes will still be adequately funded by cash on hand and continuing operations, and supplemented by short and long term borrowings, as required.

Off-Balance Sheet Arrangements
We lease various assets under operating leases. No significant changes to lease commitments have occurred since our year ended October 30, 2015. We have no other off-balance sheet arrangements.

Critical Accounting Estimates, Assumptions and Policies
Our discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventory, goodwill and intangible assets, warranty, pension and postretirement benefits and costs, income taxes and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and postretirement benefits and costs and income taxes are the policies that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. Please refer to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 30, 2015 for a discussion of these policies.
Other than the impact of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, as discussed in Note 19, Recent Accounting Pronouncements, in this Form 10-Q, there were no material changes to these policies since our year ended October 30, 2015.

New Accounting Pronouncements
Our new accounting pronouncements are set forth under Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As more fully described in our Annual Report on Form 10-K for the year ended October 30, 2015, we are exposed to various types of market risks, such as interest rate risk, commodity price risk and foreign currency risk. We monitor our risks on a continuous basis and generally enter into forward foreign currency contracts to minimize our foreign currency exposures. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 30, 2015.

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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended January 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 3,530 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

SEC Investigation. In the fourth quarter of 2014, we received a notice from the SEC’s Division of Enforcement that it was conducting an investigation into certain matters involving our acquisition of International Mining Machinery Holdings Limited ("IMM") in 2012 and related accounting matters. The notice was accompanied by a subpoena directing us to produce a variety of documents. We have provided documents responsive to the subpoena and are cooperating with the SEC in its investigation. While it is not possible to predict the timing or outcome of the SEC inquiry, we currently believe that this matter will not have a material adverse effect on our consolidated results of operation, financial position, or liquidity.

Item 1A. Risk Factors
During the quarter ended January 29, 2016, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
The Company previously disclosed that in 2015 it commenced cost reduction initiatives in order to better align the Company’s overall cost structure with anticipated levels of future demand. Costs related to these initiatives include entering into severance and termination agreements and full or partial closures of certain facilities. On March 3, 2016, the Company announced that additional restructuring charges in the range of $20 million to $30 million are expected in the remainder of fiscal 2016 as the company continues to reduce staffing levels and optimize its global manufacturing and service footprint. We incurred approximately $26.7 million of charges under these programs in the first quarter of fiscal 2016, which consisted primarily of employee severance and termination costs and accelerated depreciation. See Note 11, Restructuring Charges, for additional information related to our restructuring programs.

Item 6. Exhibits

10.1
Form of Nonqualified Stock Option Agreement, dated December 7, 2015, between the registrant and each of its named executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2
Form of Performance Share Agreement, dated December 7, 2015, between the registrant and each of its named executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.3
Form of Restricted Stock Unit Award Agreement, dated December 7, 2015, between the registrant and each of its named executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.4
Form of Special Restricted Stock Unit Award Agreement, dated December 7, 2015, between the registrant and each of its named executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.5
Form of Nonqualified Stock Option Agreement, dated December 7, 2015, between the registrant and certain of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.6
Form of Performance Share Agreement, dated December 7, 2015, between the registrant and certain of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.7
Form of Restricted Stock Unit Award Agreement, dated December 7, 2015, between the registrant and certain of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.8
Amendment to Amended and Restated Credit Agreement dated as of July 29, 2014, as amended, between Joy Global Inc., as Borrower, and Bank of America, N.A., as Administrative Agent, effective as of February 19, 2016.

10.9
Amendment to Second Amended and Restated Credit Agreement dated as of July 29, 2014, as amended, between Joy Global Inc., as Borrower, and Bank of America, N.A., as Administrative Agent, effective as of February 19, 2016.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on March 4, 2016.

JOY GLOBAL INC.
(Registrant)

Date: March 4, 2016	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 4, 2016	/s/ Matthew S. Kulasa
Matthew S. Kulasa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)