Form 10-Q
period 2016-04-29
JOY GLOBAL INC
filed 2016-06-03
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 29, 2016
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 27, 2016
Common Stock, $1 par value	98,137,336

JOY GLOBAL INC.
FORM 10-Q INDEX
April 29, 2016

Forward-Looking Statements
This document contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives, pending acquisitions or divestitures, expected operating results and other non-historical information, and the assumptions on which those statements are based. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are identified by forward-looking terms such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "indicate," "intend," "may be," "objective," "plan," "potential," "predict," "should," "will be," and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, risks arising from regulations affecting the global mining industry, risks associated with acquisitions and the other risks discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended October 30, 2015 and in other filings that we make with the U.S. Securities and Exchange Commission (the "SEC"). Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Net sales	$601,985	$810,523	$1,128,285	$1,514,396
Cost of sales	458,479	576,226	896,735	1,093,796
Product development, selling and administrative expenses	116,643	131,142	227,056	261,535
Restructuring expenses	33,394	11,110	60,053	11,775
Other income	(2,206)	(900)	(6,147)	(4,113)
Operating (loss) income	(4,325)	92,945	(49,412)	151,403
Interest income	858	2,980	1,665	5,920
Interest expense	(12,437)	(16,252)	(25,360)	(32,149)
(Loss) income before income taxes	(15,904)	79,673	(73,107)	125,174
(Benefit) provision for income taxes	(599)	23,715	(17,581)	38,691
Net (loss) income from continuing operations	(15,305)	55,958	(55,526)	86,483
Income from discontinued operations, net of income taxes	5,466	—	5,466	—
Net (loss) income	$(9,839)	$55,958	$(50,060)	$86,483

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.16)	$0.57	$(0.57)	$0.89
Income from discontinued operations	0.06	—	0.06	—
Net (loss) income	$(0.10)	$0.57	$(0.51)	$0.89

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.16)	$0.57	$(0.57)	$0.88
Income from discontinued operations	0.06	—	0.06	—
Net (loss) income	$(0.10)	$0.57	$(0.51)	$0.88

Dividends per share	$0.01	$0.20	$0.02	$0.40

Weighted average shares outstanding:
Basic	97,921	97,416	97,886	97,482
Diluted	97,921	97,972	97,886	98,055
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Quarter Ended
	April 29, 2016	May 1, 2015
Net (loss) income	$(9,839)	$55,958
Other comprehensive income (loss):
Change in unrecognized prior service costs on pension and other postretirement obligations, net of (benefits) taxes of ($197) and $16	(181)	34
Derivative instrument fair market value adjustment, net of tax benefits of $219 and $47	(509)	(89)
Foreign currency translation adjustment on long-term intercompany foreign loans	2,838	7,147
Other foreign currency translation adjustment	35,616	1,009
Total other comprehensive income, net of taxes	37,764	8,101
Comprehensive income	$27,925	$64,059

	Six Months Ended
	April 29, 2016	May 1, 2015
Net (loss) income	$(50,060)	$86,483
Other comprehensive income (loss):
Change in unrecognized prior service costs on pension and other postretirement obligations, net of (benefits) taxes of ($93) and $32	(135)	69
Derivative instrument fair market value adjustment, net of (benefits) taxes of ($365) and $1,473	(855)	3,599
Foreign currency translation adjustment on long-term intercompany foreign loans	6,217	(3,746)
Other foreign currency translation adjustment	174	(108,820)
Total other comprehensive income (loss), net of taxes	5,401	(108,898)
Comprehensive loss	$(44,659)	$(22,415)

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 29, 2016	October 30, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$160,878	$102,885
Accounts receivable, net	670,376	812,073
Inventories	939,863	1,007,925
Other current assets	123,033	145,559
Assets held for sale	31,025	—
Total current assets	1,925,175	2,068,442
Property, plant and equipment, net	716,355	792,032
Other assets:
Other intangible assets, net	236,105	255,710
Goodwill	350,875	354,621
Deferred income taxes	153,008	118,913
Other non-current assets	126,582	122,728
Total other assets	866,570	851,972
Total assets	$3,508,100	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$23,353	$26,321
Trade accounts payable	240,900	275,789
Employee compensation and benefits	83,723	90,335
Advance payments and progress billings	225,167	229,470
Accrued warranties	46,981	52,146
Other accrued liabilities	206,804	225,277
Current liabilities of discontinued operations	—	11,582
Total current liabilities	826,928	910,920
Long-term obligations	983,488	1,060,643
Other liabilities:
Liabilities for postretirement benefits	18,659	19,540
Accrued pension costs	167,999	175,699
Other non-current liabilities	131,259	125,635
Total other liabilities	317,917	320,874
Shareholders’ equity	1,379,767	1,420,009
Total liabilities and shareholders’ equity	$3,508,100	$3,712,446
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	April 29, 2016	May 1, 2015
Operating Activities:
Net (loss) income	$(50,060)	$86,483
Income from discontinued operations	(5,466)	—
Adjustments to continuing operations:
Depreciation and amortization	77,393	66,176
Impairment charges	17,146	—
Changes in deferred income taxes	(1,876)	17,593
Contributions to defined benefit employee pension and postretirement plans	(9,420)	(12,254)
Defined benefit employee pension and postretirement plan expense (income)	1,659	(12,510)
Share-based compensation expense	11,240	15,965
Changes in long-term receivables	(9,172)	10,882
Other adjustments to continuing operations, net	20,120	2,270
Changes in working capital items attributed to continuing operations:
Accounts receivable, net	144,892	105,010
Inventories	54,995	(139,419)
Other current assets	2,114	(17,603)
Trade accounts payable	(34,316)	(36,574)
Employee compensation and benefits	(3,605)	(47,831)
Advance payments and progress billings	(5,559)	57,926
Accrued warranties	(4,338)	(7,313)
Other accrued liabilities	(52,976)	(36,040)
Net cash provided by operating activities	152,771	52,761
Investing Activities:
Property, plant and equipment acquired	(21,094)	(39,795)
Proceeds from sale of property, plant and equipment	10,587	3,958
Other investing activities, net	3	373
Net cash used by investing activities	(10,504)	(35,464)
Financing Activities:
Common stock issued	—	2,560
Dividends paid	(1,977)	(38,964)
Repayments of term loan	(18,750)	—
Payments on credit agreement	(58,600)	—
Repayments of short term debt	(3,165)	—
Financing fees	(1,011)	—
Treasury stock purchased	—	(50,000)
Other financing activities, net	—	865
Net cash used by financing activities	(83,503)	(85,539)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(771)	(9,858)
Increase (Decrease) in Cash and Cash Equivalents	57,993	(78,100)
Cash and Cash Equivalents at Beginning of Period	102,885	270,191
Cash and Cash Equivalents at End of Period	$160,878	$192,091

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Joy Global Inc. (the "Company," "we" and "us") is a leading manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery ("Underground") and Surface Mining Equipment ("Surface"). We are a major manufacturer of underground mining machinery for the extraction and haulage of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction and haulage of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, France, South Africa and the United Kingdom.

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
Acquisition of Montabert S.A.S.
On June 1, 2015, we completed the acquisition of 100% of the equity of Montabert S.A.S. ("Montabert") for approximately $121.5 million dollars, gross of cash acquired of $7.1 million dollars. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. This acquisition expands our product and service capabilities for hard rock mining, tunneling and rock excavation, further diversifying our commodity and end market exposures. Montabert's results of operations have been included as part of the Underground segment from the date of the acquisition forward.
In connection with the acquisition, we recorded goodwill of approximately $55.5 million and intangible assets of approximately $35.1 million. The intangible assets are primarily comprised of customer relationships, trade names and patents, which are being amortized over their respective estimated useful lives. Other assets acquired consist of working capital related items and property, plant and equipment, with values that are not individually significant.

4.	Inventories
Consolidated inventories consist of the following:

In thousands	April 29, 2016	October 30, 2015
Finished goods	754,555	$814,306
Work in process	134,729	135,310
Raw materials	50,579	58,309
Total inventories	$939,863	$1,007,925
Finished goods include finished components and parts in addition to any finished equipment.

5.	Held for Sale Assets
As of April 29, 2016, our steel mill business and certain assets associated with one of our electrical facilities met the held for sale criteria. We are disposing of these non-core assets in our Surface segment in response to adverse market conditions. The disposal groups have been recognized at the lower of cost or fair value less costs to sell. No gain or loss was recognized in the quarter ended April 29, 2016, in part as a result of a prior impairment recognized for the steel mill disposal group.
The value of the assets consist of the following:

In thousands	April 29, 2016
Inventories	3,642
Property, plant and equipment, net	20,702
Other intangible assets, net	2,336
Goodwill	4,345
Total Assets Held for Sale	$31,025
We have recorded these assets as current in the Assets held for sale line of the Condensed Consolidated Balance Sheet, as we expect these assets to be sold within the next year.

6.	Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of either April 29, 2016 or May 1, 2015.
Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Due to the Company's decision to idle certain facilities in China and the continued market challenges in that region, we conducted an assessment of our indefinite-lived trademarks as of April 29, 2016 using the relief-from-royalty methodology, which evaluates the estimated licensing cost of an intangible asset as an alternative to ownership. This valuation concluded that the carrying value of the Company's indefinite-lived trademarks exceeded the estimated licensing cost. As a result, the Company recorded a $6.6 million non-cash, pre-tax impairment charge to its Underground segment in the second quarter of fiscal 2016. Assumptions critical to the process include forecasted information and discount rates. This fair value determination is categorized as Level 3 in the fair value hierarchy. See Note 17, Fair Value Measurements, for the definition of Level 3 inputs. This charge is recorded in the Consolidated Statement of Operations under the heading Restructuring expenses.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually during the fourth quarter of our fiscal year or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The most recent goodwill impairment test was performed as of January 29, 2016, as our total shareholders’ equity exceeded our market capitalization based on our stock price of $9.97 per share at that point in time, and therefore indicated the possibility of an impairment to goodwill. This interim goodwill impairment test focused on our Surface reporting unit, as all Underground goodwill was fully impaired in the fourth quarter of fiscal 2015. After completing our step one analysis, we concluded that the estimated fair value of our Surface reporting unit exceeded its carrying value by 15%. We determined that there were no indicators of impairment for the quarter ended April 29, 2016 that would warrant an additional interim impairment test at that point in time. Although we have concluded that there is no impairment on the goodwill of $350.9 million associated with our Surface reporting unit as of April 29, 2016, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, particularly in Latin American copper or North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, or if our market capitalization falls below our total shareholders' equity in future periods, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill.

7.	Warranties
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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Six Months Ended
In thousands	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Balance, beginning of period	50,518	$58,528	$52,146	$67,272
Accrual for warranty expensed during the period	5,071	12,673	11,965	18,853
Settlements made during the period	(9,270)	(15,012)	(16,262)	(26,387)
Effect of foreign currency translation	662	2,005	(868)	(1,544)
Balance, end of period	$46,981	$58,194	$46,981	$58,194

8.	Borrowings and Credit Facilities
On July 29, 2014, we entered into a revolving credit agreement that matures on July 29, 2019 (the "Credit Agreement"). On December 14, 2015, we entered into an amendment to our Credit Agreement that increased the maximum consolidated leverage ratio for the period beginning in the second quarter of fiscal 2016 through the first quarter of fiscal 2018. The amendment increased the permitted ratio from 3.0x to 3.5x for the second quarter of fiscal 2016 and will further increase the permitted ratio to 4.25x in the third quarter of fiscal 2016 and to 4.5x in the fourth quarter of fiscal 2016. The ratio will begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of April 29, 2016, we were in compliance with all financial covenants of the Credit Agreement.
As of April 29, 2016, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended April 29, 2016 and May 1, 2015 was $0.1 million and $0.2 million, respectively. For the six months ended April 29, 2016 and May 1, 2015, total interest expense recognized for direct borrowings under the Credit Agreement was $0.5 million and $0.4 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $850.0 million credit limit, totaled $112.1 million. As of April 29, 2016, there was $737.9 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends, and other restricted payments. The Term Loan requires quarterly principal payments beginning in fiscal 2016, of which $4.7 million and $9.4 million were paid during the quarter and six months ended April 29, 2016, respectively. Additionally, in the second quarter we prepaid $9.4 million of the payments due in the third and fourth quarter of fiscal 2016. The Term Loan contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of April 29, 2016, we were in compliance with all financial covenants of the Term Loan.
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
In November 2006, we issued Senior Notes for an aggregate principal amount of $150.0 million at 6.625% due 2036 (the "2036 Notes"). Interest on the 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries, as well as certain current immaterial domestic subsidiaries. The 2036 Notes were originally issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2036 Notes were exchanged for substantially identical 2036 Notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.375%.
Our borrowings also include amounts related to transfers of certain receivables under factoring arrangements with recourse related to our French operations.
Direct borrowings and capital lease obligations consist of the following:

In thousands	April 29, 2016	October 30, 2015
Domestic:
Term Loan due 2019	356,250	375,000
5.125% Senior Notes due 2021	497,397	497,195
6.625% Senior Notes due 2036	148,569	148,553
Credit Agreement	—	58,600
Foreign:
Capital leases	83	159
Factoring arrangement	4,542	7,457
Total obligations	1,006,841	1,086,964
Less: Amounts due within one year	(23,353)	(26,321)
Long-term obligations	$983,488	$1,060,643

9.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) and its components are presented in the Condensed Consolidated Statements of Comprehensive Income (Loss). Changes in accumulated other comprehensive income (loss), net of taxes, consist of the following:

	Quarter ended April 29, 2016				Quarter ended May 1, 2015
	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(1,236)	$9,948	$(188,147)	$(179,435)	$(1,451)	$8,424	$(130,252)	$(123,279)
Other comprehensive income (loss) before reclassifications, net of taxes	—	(1,955)	38,454	36,499	—	(407)	8,156	7,749
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	(181)	1,446	—	1,265	34	318	—	352
Total other comprehensive (loss) income, net of taxes	(181)	(509)	38,454	37,764	34	(89)	8,156	8,101
Ending balance	$(1,417)	$9,439	$(149,693)	$(141,671)	$(1,417)	$8,335	$(122,096)	$(115,178)

	Six months ended April 29, 2016				Six months ended May 1, 2015
	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(1,282)	$10,294	$(156,084)	$(147,072)	$(1,486)	$4,736	$(9,530)	$(6,280)
Other comprehensive income (loss) before reclassifications, net of taxes	—	(2,745)	6,391	3,646	—	2,213	(112,566)	(110,353)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	(135)	1,890	—	1,755	69	1,386	—	1,455
Total other comprehensive (loss) income, net of taxes	(135)	(855)	6,391	5,401	69	3,599	(112,566)	(108,898)
Ending balance	$(1,417)	$9,439	$(149,693)	$(141,671)	$(1,417)	$8,335	$(122,096)	$(115,178)
Details of the reclassifications from accumulated other comprehensive (loss) income are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
	Quarter Ended		Six Months Ended		Affected Line Items in the Statements of Operations
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Change in unrecognized prior service costs on pension and other postretirement obligations:
Amortization of prior service cost	$60	$50	$110	$101	Cost of sales/Product development, selling and administrative expense*
Curtailment gain	(438)	—	(338)	—	Cost of sales/administrative expense
Deferred tax	197	(16)	93	(32)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	$(181)	$34	$(135)	$69

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$2,072	$455	$2,703	$1,964	Net sales/Cost of sales**
Deferred tax	(626)	(137)	(813)	(578)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income, net of taxes	$1,446	$318	$1,890	$1,386

Total reclassifications for the period	$1,265	$352	$1,755	$1,455

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Note 13, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Note 14, Derivatives, for additional information.

10.	Shareholders' Equity
In August 2013, our Board of Directors authorized the repurchase of up to $1.0 billion in shares of our common stock until August 2016. Under the program, we may repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter and six months ended April 29, 2016, we did not repurchase any shares of common stock. During the quarter ended May 1, 2015, we did not repurchase any shares of common stock. During the six months ended May 1, 2015, we repurchased 954,580 shares of common stock for approximately $50.0 million. Since the program's inception, we have repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.

11.	Share-Based Compensation
Total share-based compensation expense recognized for the quarters ended April 29, 2016 and May 1, 2015 is $6.9 million and $8.4 million, respectively. Total share-based compensation expense recognized for the six months ended April 29, 2016 and May 1, 2015 is $11.2 million and $16.0 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net income.
The corresponding deferred tax assets recognized related to the share-based compensation are $1.9 million and $2.2 million for the quarters ended April 29, 2016 and May 1, 2015, respectively. The corresponding deferred tax asset recognized related to the share-based compensation expense are $3.2 million and $4.1 million for the six months ended April 29, 2016 and May 1, 2015, respectively.

12.	Restructuring Charges
During fiscal 2015, in response to the adverse market conditions, management implemented further cost reduction initiatives, which we refer to as the Restructuring Program. Expected and actual costs related to the Restructuring Program have continued into 2016 as more activities have been planned and initiated. These costs include entering into severance and termination agreements and full or partial closures and idling of certain facilities in order to better align the Company's overall cost structure with anticipated levels of future demand. We currently expect to complete the Restructuring Program by the end of fiscal 2017.
Restructuring charges incurred to date related to the Restructuring Program have consisted primarily of employee severance and termination costs, asset impairment charges and accelerated depreciation. Other costs consist primarily of equipment and inventory relocation costs, as well as inventory write-downs and some environmental and legal expenses. The following tables summarize restructuring costs by line item:

In thousands	Quarter ended April 29, 2016			Quarter ended May 1, 2015
	Restructuring Expenses	Cost of Sales	Total	Restructuring Expenses	Cost of Sales	Total
Employee severance and termination costs	$9,912	$—	$9,912	$11,110	$—	$11,110
Asset impairment charges	17,145	—	17,145	—	—	—
Accelerated depreciation	5,089	—	5,089	—	—	—
Other costs	1,248	1,306	2,554	—	—	—
Total restructuring and related charges	$33,394	$1,306	$34,700	$11,110	$—	$11,110

In thousands	Six months ended April 29, 2016			Six months ended May 1, 2015
	Restructuring Expenses	Cost of Sales	Total	Restructuring Expenses	Cost of Sales	Total
Employee severance and termination costs	$31,065	$—	$31,065	$11,775	$—	$11,775
Asset impairment charges	17,145	—	17,145	—	—	—
Accelerated depreciation	9,868	—	9,868	—	—	—
Other costs	1,975	1,306	3,281	—	—	—
Total restructuring and related charges	$60,053	$1,306	$61,359	$11,775	$—	$11,775
The following tables summarize the amounts incurred for the period by segment:

In thousands	Quarter ended April 29, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs*	$8,828	$1,084	$—	$9,912
Asset impairment charges	17,145	—	—	17,145
Accelerated depreciation	5,089	—	—	5,089
Other costs	2,554	—	—	2,554
Total restructuring and related charges	$33,616	$1,084	$—	$34,700

In thousands	Quarter ended May 1, 2015
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$4,970	$5,888	$252	$11,110
Total restructuring and related charges	$4,970	$5,888	$252	$11,110

In thousands	Six months ended April 29, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs*	$29,022	$1,648	$395	$31,065
Asset impairment charges	17,145	—	—	17,145
Accelerated depreciation	9,868	—	—	9,868
Other costs	3,281	—	—	3,281
Total restructuring and related charges	$59,316	$1,648	$395	$61,359

In thousands	Six months ended May 1, 2015
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$5,416	$6,107	$252	$11,775
Total restructuring and related charges	$5,416	$6,107	$252	$11,775
* The amount incurred during the quarter and six months ended April 29, 2016 includes $0.2 million of income and $9.4 million of expense for contractual termination benefits under the Joy Global qualified pension plan as part of continued restructuring activities in our Underground division. As noted below, amounts accrued for contractual termination benefits are included in our retiree benefit liabilities.
The impairment charges above relate to both property, plant and equipment and indefinite-lived trademarks. As of April 29, 2016, we assessed the long-lived assets of an asset group in China for impairment as a result of our decision to idle certain facilities in China due to the continued market challenges in that region. As such, it was determined that the cash flows associated with this asset group would be insufficient to support their carrying value. A valuation was performed over property, plant and equipment using the market approach for real property. Personal property was valued primarily using the cost approach. As a result of this analysis, we recorded non-cash impairment charges of $10.6 million in the quarter ended April 29, 2016 for our Underground segment related to such property, plant, and equipment.
As discussed in Note 6, "Goodwill and Other Intangible Assets," we also assessed our indefinite-lived trademarks using the relief-from-royalty methodology as of April 29, 2016 due to our decision to idle certain facilities in China and the continued market challenges in that region. As a result, a non-cash, pre-tax impairment charge of $6.6 million was recorded in the quarter ended April 29, 2016 by our Underground segment
The following table summarizes the cumulative amounts incurred from inception to date by segment:

In thousands	April 29, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$45,362	$14,099	$2,980	$62,441
Asset impairment charges	17,145	—	—	17,145
Accelerated depreciation	11,947	—	—	11,947
Other costs	5,360	—	—	5,360
Total restructuring and related charges	$79,814	$14,099	$2,980	$96,893
The following table summarizes the total expected costs from inception of the Restructuring Program through fiscal 2017 by segment:

In thousands	April 29, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$53,000	$18,000	$3,000	$74,000
Asset impairment charges	17,000	—	—	17,000
Accelerated depreciation	15,000	11,000	—	26,000
Other costs	15,000	1,000	—	16,000
Total restructuring and related charges	$100,000	$30,000	$3,000	$133,000
Amounts impacting the Company's reserves for restructuring charges for its Restructuring Program relate to employee severance and termination costs as follows:

	Quarter Ended
In thousands	April 29, 2016			May 1, 2015
	Employee Severance and Termination Costs	Other Costs	Total	Employee Severance and Termination Costs	Other Costs	Total
Beginning accrual	$11,191	$—	$11,191	$470	$—	$470
Costs incurred	10,186	1,068	11,254	11,110	—	11,110
Costs paid/settled	(5,796)	(930)	(6,726)	(2,287)	—	(2,287)
Other adjustments	(371)	—	(371)	—	—	—
Effect of foreign currency translation	69	—	69	35	—	35
Ending accrual	$15,279	$138	$15,417	$9,328	$—	$9,328

	Six Months Ended
In thousands	April 29, 2016			May 1, 2015
	Employee Severance and Termination Costs	Other Costs	Total	Employee Severance and Termination Costs	Other Costs	Total
Beginning accrual	$13,613	$—	$13,613	$—	$—	$—
Costs incurred	21,657	1,795	23,452	11,775	—	11,775
Costs paid/settled	(17,099)	(1,657)	(18,756)	(2,565)	—	(2,565)
Other adjustments	(2,915)	—	(2,915)	—	—	—
Effect of foreign currency translation	23	—	23	118	—	118
Ending accrual	$15,279	$138	$15,417	$9,328	$—	$9,328
Included in other adjustments for the six months ended April 29, 2016 is $2.6 million of contractual termination benefits recognized in fiscal 2015 under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division. Those amounts are recorded in our retiree benefit liabilities and are therefore excluded from the restructuring accrual roll-forward above.
For the Restructuring Program, total restructuring charges are currently anticipated to be approximately $133 million through fiscal 2017, with total expected cash costs related to the Restructuring Program estimated to be approximately $87 million.

13.	Retiree Benefits
The components of the net periodic benefit (income) cost associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Service cost	$1,227	$977	$122	$156
Interest cost	18,745	19,688	256	281
Expected return on assets	(23,831)	(27,311)	(147)	(156)
Amortization of prior service cost	17	17	43	33
Curtailment gain	—	—	(762)	—
Mark to market adjustment on curtailed plan	—	—	(36)	—
Contractual termination benefits	(192)	—	—	—
Net periodic benefit (income) cost	$(4,034)	$(6,629)	$(524)	$314

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
In thousands	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Service cost	$2,453	$1,953	$313	$409
Interest cost	37,481	39,346	561	581
Expected return on assets	(47,675)	(54,589)	(294)	(311)
Amortization of prior service cost	34	35	76	66
Curtailment gain	—	—	(662)	—
Mark to market adjustment on curtailed plan	—	—	(36)	—
Contractual termination benefits	9,408	—	—	—
Net periodic benefit cost (income)	$1,701	$(13,255)	$(42)	$745
For the six months ended April 29, 2016, we contributed $9.4 million to our defined benefit employee pension and other postretirement benefit plans, and we expect contributions to be approximately $15.0 million for the full fiscal year.
During the quarter ended January 29, 2016, we recognized $9.6 million of estimated contractual termination benefits under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division. These contractual termination benefits were trued-up to $9.4 million during the quarter ended April 29, 2016 upon finalization of the associated valuation.

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
The total notional amount of our derivatives as of April 29, 2016 is $707.9 million.
For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the statement of operations on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by November 2017. Ineffectiveness related to these derivative contracts was not material to the Consolidated Statements of Operations for the quarters and six months ended April 29, 2016 and May 1, 2015.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Operations under the heading Cost of sales. For the quarters ended April 29, 2016 and May 1, 2015, we recorded a loss of $4.7 million and a gain of $0.2 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item. For the six months ended April 29, 2016 and May 1, 2015, we recorded losses of $6.3 million and $0.6 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into in order to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Operations under the heading Cost of sales. For the quarters ended April 29, 2016 and May 1, 2015, we recorded a loss of $6.9 million and a gain of $1.2 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations. For the six months ended April 29, 2016 and May 1, 2015, we recorded a loss of $2.3 million and a gain of $8.0 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.

The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of (Loss) Gain Recognized in Other Comprehensive Income	(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended April 29, 2016	$(2,799)	Cost of sales	$(2,100)
		Sales	28
Six months ended April 29, 2016	$(3,923)	Cost of sales	$(2,585)
		Sales	(118)
Quarter ended May 1, 2015	$(595)	Cost of sales	$(455)
		Sales	—
Six months ended May 1, 2015	$3,104	Cost of sales	$(1,964)
		Sales	—
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with the other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

15.	Income Taxes
In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the quarter and six months ended April 29, 2016, the Company determined that the estimated annual effective rate method would not provide a reliable estimate due to the volatility of income tax (benefit) expense to modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the quarter and six months ended April 29, 2016 based on the actual effective rate (i.e. the “cut-off” method). The effective tax rate for the quarter and six months ended May 1, 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.
For the quarter ended April 29, 2016, the Company recorded a benefit for income taxes from continuing operations of $0.6 million that resulted in an effective tax rate of 3.8%. A net discrete tax benefit of $6.1 million was recorded in the second quarter of fiscal 2016 primarily related to the revision of prior year fourth quarter valuation allowance calculations on our domestic China business' deferred tax assets. For the quarter ended May 1, 2015, the Company recorded a provision for income taxes from continuing operations of $23.7 million that resulted in an effective tax rate of 29.8%. A net discrete tax expense of $1.2 million was recorded in the second quarter of fiscal 2015.
For the six months ended April 29, 2016, the Company recorded a benefit for income taxes from continuing operations of $17.6 million that resulted in an effective tax rate of 24.0%. A net discrete tax benefit of $7.0 million was recorded in the six months ended April 29, 2016, primarily related to the revision of prior year fourth quarter valuation allowance calculations on our domestic China business' deferred tax assets. For the six months ended May 1, 2015, the Company recorded a provision for income taxes from continuing operations of $38.7 million that resulted in an effective tax rate of 30.9%. A net discrete tax expense of $1.6 million was recorded in the six months ended May 1, 2015.

16.	(Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period. Diluted (loss) earnings per share is computed similar to basic (loss) earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Quarter Ended		Six Months Ended
In thousands, except per share amounts	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Numerator:
Net (loss) income from continuing operations	$(15,305)	$55,958	$(55,526)	$86,483
Income from discontinued operations, net of income taxes	5,466	—	5,466	—
Net (loss) income	$(9,839)	$55,958	$(50,060)	$86,483
Denominator:
Weighted average shares outstanding	97,921	97,416	97,886	97,482
Dilutive effect of stock options, performance shares and restricted stock units	—	556	—	573
Weighted average shares outstanding assuming dilution	97,921	97,972	97,886	98,055

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.16)	$0.57	$(0.57)	$0.89
Income from discontinued operations	0.06	—	0.06	—
Net (loss) income	$(0.10)	$0.57	$(0.51)	$0.89

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.16)	$0.57	$(0.57)	$0.88
Income from discontinued operations	0.06	—	0.06	—
Net (loss) income	$(0.10)	$0.57	$(0.51)	$0.88
In the quarter and six months ended April 29, 2016, the computation of weighted average shares outstanding assuming dilution does not include the effect of stock options, performance shares and restricted stock units because a net loss existed from continuing operations and thus the result would have been antidilutive. Weighted average shares outstanding used for diluted earnings per share from both continuing operations and discontinued operations therefore excludes 4.5 million and 4.9 million shares for these antidilutive items as of the quarter and six months ended April 29, 2016, respectively.
Options to purchase a weighted average of 2.7 million shares were excluded from the calculation of diluted earnings per share for continuing operations for the quarter ended May 1, 2015, as the effect would have been antidilutive. Options to purchase a weighted average of 2.5 million shares were excluded from the calculation of diluted earnings per share for continuing operations for the six months ended May 1, 2015, as the effect would have been antidilutive.

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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of April 29, 2016 and October 30, 2015. As of April 29, 2016 and October 30, 2015, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of April 29, 2016
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$5,493	$5,493	$5,493	$—
Other Current Assets
Derivatives	$9,488	$9,488	$—	$9,488
Other Accrued Liabilities
Derivatives	$20,383	$20,383	$—	$20,383
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$356,250	$351,618	$—	$351,618
5.125% Senior Notes due 2021	$497,397	$450,000	$—	$450,000
6.625% Senior Notes due 2036	$148,569	$123,375	$—	$123,375

Fair Value Measurements as of October 30, 2015
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$9,831	$9,831	$9,831	$—
Other Current Assets
Derivatives	$20,267	$20,267	$—	$20,267
Other Accrued Liabilities
Derivatives	$10,577	$10,577	$—	$10,577
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$373,668	$—	$373,668
5.125% Senior Notes due 2021	$497,195	$446,680	$—	$446,680
6.625% Senior Notes due 2036	$148,553	$119,310	$—	$119,310
Credit Agreement	$58,600	$58,600	—	$58,600
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
Term Loan: The fair value of the Term Loan is estimated using discounted cash flows and market conditions.
Senior Notes: The fair market value of the senior notes is estimated based on market quotations of similar instruments at the respective period end.
Credit Agreement: The carrying value of the revolving credit facility approximates fair value based on the short-term nature of these borrowings.

18.	Contingent Liabilities
We establish reserves based on our assessment of contingencies related to legal claims asserted against us, as required by GAAP. Developments during the course of legal proceedings may affect our assessments and estimates of our contingencies, which in turn may require us to record or change the amount of a reserve, or make a payment that is different than the amount that we have reserved. In addition, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our future consolidated financial position, results of operations or liquidity. During the quarter ended April 29, 2016, we recognized net income from discontinued

operations of $5.5 million, primarily due to losses on contingencies resulting from our former drilling products business that were no longer considered probable, as well as associated inventory that would no longer be utilized.
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including 3,602 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.
As of April 29, 2016, we were contingently liable to banks, financial institutions and others for approximately $129.3 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other third party provided guarantees in the ordinary course of business. Of this amount, approximately $11.6 million relates to surety bonds and $5.7 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
In addition, in the fourth quarter of 2014, we received a subpoena from the SEC's Division of Enforcement concerning our 2012 acquisition of International Mining Machinery Holdings, Limited ("IMM") and related accounting matters. We are cooperating with the SEC regarding this investigation, which is ongoing. While it is not possible to predict the timing or outcome of the SEC inquiry, we currently believe that this matter will not have a material adverse effect on our future consolidated results of operation, financial position, or liquidity.

19.	Segment Information
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

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended April 29, 2016
Net sales	$342,603	$285,104	$—	$(25,722)	$601,985
Operating (loss) income	$(20,817)	$35,647	$(11,728)	$(7,427)	$(4,325)
Interest income	—	—	858	—	858
Interest expense	—	—	(12,437)	—	(12,437)
(Loss) income before income taxes	$(20,817)	$35,647	$(23,307)	$(7,427)	$(15,904)
Depreciation and amortization	$22,503	$13,882	$921	$—	$37,306
Capital expenditures	$8,114	$4,644	$233	$—	$12,991

Quarter ended May 1, 2015
Net sales	$423,939	$423,386	$—	$(36,802)	$810,523
Operating income (loss)	$51,476	$58,837	$(8,654)	$(8,714)	$92,945
Interest income	—	—	2,980	—	2,980
Interest expense	—	—	(16,252)	—	(16,252)
Income (loss) before income taxes	$51,476	$58,837	$(21,926)	$(8,714)	$79,673
Depreciation and amortization	$18,524	$13,157	$816	$—	$32,497
Capital expenditures	$5,160	$12,329	$48	$—	$17,537

In thousands	Underground	Surface	Corporate	Eliminations	Total
Six months ended April 29, 2016
Net sales	$617,097	$561,676	$—	$(50,488)	$1,128,285
Operating (loss) income	$(59,267)	$43,435	$(19,257)	$(14,323)	$(49,412)
Interest income	—	—	1,665	—	1,665
Interest expense	—	—	(25,360)	—	(25,360)
(Loss) income before income taxes	$(59,267)	$43,435	$(42,952)	$(14,323)	$(73,107)
Depreciation and amortization	$44,923	$30,623	$1,847	$—	$77,393
Capital expenditures	$14,888	$5,733	$473	$—	$21,094

Six months ended May 1, 2015
Net sales	$808,602	$770,422	$—	$(64,628)	$1,514,396
Operating income (loss)	$93,727	$90,182	$(17,336)	$(15,170)	$151,403
Interest income	—	—	5,920	—	5,920
Interest expense	—	—	(32,149)	—	(32,149)
Income (loss) before income taxes	$93,727	$90,182	$(43,565)	$(15,170)	$125,174
Depreciation and amortization	$37,712	$26,946	$1,518	$—	$66,176
Capital expenditures	$14,221	$25,433	$141	$—	$39,795

20.	Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. Companies will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (should be applied prospectively). In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them (should use a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings). Excess tax benefits will be presented as an operating activity on the statement of cash flows rather than as a financing activity (can be applied either retrospectively or prospectively). The guidance also allows companies to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting (should use a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings). Companies will classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (should be applied retrospectively). Furthermore, the guidance allows companies to make a policy election to account for forfeitures as they occur (should use a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings). The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The ASU is effective for the Company beginning on October 28, 2017. We are beginning to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use ("ROU") asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs). Lessees can make an accounting policy election to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The ASU is effective for the Company beginning on October 26, 2019 and the standard requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. We are continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The most notable disclosure revisions for public companies include: (1) removing the requirement to disclose the methods for and any changes to significant assumptions used to estimate fair value, (2) requiring an "exit" price to be used when disclosing fair values of financial assets and liabilities measured at amortized cost, and (3) requiring entities to disclose either on the balance sheet or in the notes to the financial statements all financial assets and liabilities grouped by measurement category (i.e. amortized cost or fair value through net income or other comprehensive income) and form (i.e. securities, loans, receivables, etc.). The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted for public entities only as it relates to certain provisions for changes in fair value due to instrument specific credit risk for liabilities measured under the fair value option. The ASU is effective for the Company beginning on October 27, 2018. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. In order to reduce complexities in financial reporting, the Company early adopted the guidance on a prospective basis in fiscal 2016. Prior balance sheets were not retrospectively adjusted. This guidance did not have a significant impact on our financial condition, results of operations or presentation of our financial statements.
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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU is effective on a prospective basis for the Company beginning on October 28, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Further, in June 2015, the FASB agreed to clarify guidance from the SEC on the presentation of debt issuance costs on revolving debt arrangements, permitting entities to elect that such costs be classified as an asset. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued and entities would apply the new guidance retrospectively to all prior periods. ASU 2015-03 will be effective for the Company beginning on October 29, 2016. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In July 2015, the FASB agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on October 27, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. We are continuing to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.

21.	Subsidiary Guarantors for Credit Agreement, Term Loan and 2021 Notes

The following tables present condensed consolidated financial information as of April 29, 2016 and October 30, 2015 and for the quarters and six months ended April 29, 2016 and May 1, 2015 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the "Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of the Company's foreign subsidiaries and a number of small domestic subsidiaries ("Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Operations Quarter ended April 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$293,527	$499,988	$(191,530)	$601,985
Cost of sales	—	235,632	368,876	(146,029)	458,479
Product development, selling and administrative expenses	12,067	46,446	58,130	—	116,643
Restructuring expenses	—	7,181	26,213	—	33,394
Other (income) expense	—	1,851	(4,057)	—	(2,206)
Operating (loss) income	(12,067)	2,417	50,826	(45,501)	(4,325)
Intercompany items	15,115	(144,618)	141,975	(12,472)	—
Interest (expense) income, net	(12,580)	219	782	—	(11,579)
(Loss) income before income taxes and equity in income of subsidiaries	(9,532)	(141,982)	193,583	(57,973)	(15,904)
(Benefit) provision for income taxes	(4,648)	(9,487)	13,536	—	(599)
Equity in (loss) income of subsidiaries	(10,421)	115,423	—	(105,002)	—
Net (loss) income from continuing operations	$(15,305)	$(17,072)	$180,047	$(162,975)	$(15,305)

Comprehensive income (loss)	$27,925	$(16,110)	$225,658	$(209,548)	$27,925

Condensed Consolidating Statement of Operations Quarter ended May 1, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$529,826	$530,864	$(250,167)	$810,523
Cost of sales	(3,177)	387,034	378,686	(186,317)	576,226
Product development, selling and administrative expenses	11,458	60,132	59,552	—	131,142
Restructuring expenses	252	5,622	5,236	—	11,110
Other (income) expense	68	4,461	(5,429)	—	(900)
Operating income (loss)	(8,601)	72,577	92,819	(63,850)	92,945
Intercompany items	16,586	(21,509)	(22,401)	27,324	—
Interest (expense) income, net	(15,783)	1,646	865	—	(13,272)
Income (loss) before income taxes and equity in income of subsidiaries	(7,798)	52,714	71,283	(36,526)	79,673
Provision (benefit) for income taxes	(6,175)	21,495	8,395	—	23,715
Equity in income of subsidiaries	57,581	13,735	—	(71,316)	—
Net income from continuing operations	$55,958	$44,954	$62,888	$(107,842)	$55,958

Comprehensive income	$64,059	$43,230	$83,087	$(126,317)	$64,059

Condensed Consolidating Statement of Operations Six months ended April 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$557,125	$890,737	$(319,577)	$1,128,285
Cost of sales	—	468,637	678,210	(250,112)	896,735
Product development, selling and administrative expenses	19,447	87,125	120,484	—	227,056
Restructuring expenses	395	27,197	32,461	—	60,053
Other (income) expense	—	1,157	(7,304)	—	(6,147)
Operating (loss) income	(19,842)	(26,991)	66,886	(69,465)	(49,412)
Intercompany items	30,263	(192,352)	135,904	26,185	—
Interest (expense) income, net	(25,300)	454	1,151	—	(23,695)
(Loss) income before income taxes and equity in income of subsidiaries	(14,879)	(218,889)	203,941	(43,280)	(73,107)
(Benefit) provision for income taxes	(16,153)	(9,075)	7,647	—	(17,581)
Equity in (loss) income of subsidiaries	(56,800)	133,320	—	(76,520)	—
Net (loss) income from continuing operations	$(55,526)	$(76,494)	$196,294	$(119,800)	$(55,526)

Comprehensive (loss) income	$(44,659)	$(76,811)	$207,250	$(130,439)	$(44,659)

Condensed Consolidating Statement of Operations Six months ended May 1, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$969,418	$1,005,436	$(460,458)	$1,514,396
Cost of sales	(6,354)	706,588	743,277	(349,715)	1,093,796
Product development, selling and administrative expenses	23,250	109,508	128,777	—	261,535
Restructuring expenses	252	5,841	5,682	—	11,775
Other (income) expense	68	9,101	(13,282)	—	(4,113)
Operating income (loss)	(17,216)	138,380	140,982	(110,743)	151,403
Intercompany items	33,356	(45,217)	(28,441)	40,302	—
Interest (expense) income, net	(31,381)	3,335	1,817	—	(26,229)
Income (loss) before income taxes and equity in income of subsidiaries	(15,241)	96,498	114,358	(70,441)	125,174
Provision for income taxes	14,138	24,505	48	—	38,691
Equity in income of subsidiaries	115,862	15,369	—	(131,231)	—
Net income from continuing operations	$86,483	$87,362	$114,310	$(201,672)	$86,483

Comprehensive (loss) income	$(22,415)	$87,047	$7,149	$(94,196)	$(22,415)

Condensed Consolidating Balance Sheet As of April 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,053	$381	$136,444	$—	$160,878
Accounts receivable, net	—	135,973	547,589	(13,186)	670,376
Inventories	—	452,855	579,188	(92,180)	939,863
Other current assets	38,603	11,342	73,088	—	123,033
Assets held for sale	—	30,995	30	—	31,025
Total current assets	62,656	631,546	1,336,339	(105,366)	1,925,175
Property, plant and equipment, net	19,944	245,198	456,229	(5,016)	716,355
Other assets:
Other intangible assets, net	—	196,223	39,882	—	236,105
Goodwill	—	342,003	8,872	—	350,875
Deferred income taxes	97,443	—	55,565	—	153,008
Other non-current assets	2,459,682	1,966,109	3,183,563	(7,482,772)	126,582
Total other assets	2,557,125	2,504,335	3,287,882	(7,482,772)	866,570
Total assets	$2,639,725	$3,381,079	$5,080,450	$(7,593,154)	$3,508,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$4,603	$—	$23,353
Trade accounts payable	1,976	83,956	154,965	3	240,900
Employee compensation and benefits	6,577	33,436	43,710	—	83,723
Advance payments and progress billings	—	88,644	152,098	(15,575)	225,167
Accrued warranties	—	16,022	30,959	—	46,981
Other accrued liabilities	79,342	53,781	81,837	(8,156)	206,804
Current liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	106,645	275,839	468,172	(23,728)	826,928
Long-term obligations	983,466	—	22	—	983,488
Other liabilities:
Liabilities for postretirement benefits	18,659	—	—	—	18,659
Accrued pension costs	167,999	—	—	—	167,999
Other non-current liabilities	(16,811)	10,063	138,007	—	131,259
Total other liabilities	169,847	10,063	138,007	—	317,917
Shareholders’ equity	1,379,767	3,095,177	4,474,249	(7,569,426)	1,379,767
Total liabilities and shareholders’ equity	$2,639,725	$3,381,079	$5,080,450	$(7,593,154)	$3,508,100

Condensed Consolidating Balance Sheet As of October 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$581	$2,008	$100,296	$—	$102,885
Accounts receivable, net	—	214,381	597,826	(134)	812,073
Inventories	—	508,774	607,461	(108,310)	1,007,925
Other current assets	58,441	15,610	71,508	—	145,559
Total current assets	59,022	740,773	1,377,091	(108,444)	2,068,442
Property, plant and equipment, net	21,318	297,476	478,253	(5,015)	792,032
Other assets:
Other intangible assets, net	—	207,891	47,819	—	255,710
Goodwill	—	346,348	8,273	—	354,621
Deferred income taxes	49,660	—	69,253	—	118,913
Other non-current assets	2,740,518	2,078,294	2,517,110	(7,213,194)	122,728
Total other assets	2,790,178	2,632,533	2,642,455	(7,213,194)	851,972
Total assets	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$7,571	$—	$26,321
Trade accounts payable	3,342	96,891	175,556	—	275,789
Employee compensation and benefits	5,843	36,527	47,965	—	90,335
Advance payments and progress billings	—	100,312	149,795	(20,637)	229,470
Accrued warranties	—	19,027	33,119	—	52,146
Other accrued liabilities	76,650	60,228	100,660	(12,261)	225,277
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	104,585	324,567	514,666	(32,898)	910,920
Long-term obligations	1,060,598	—	45	—	1,060,643
Other liabilities:
Liabilities for postretirement benefits	18,662	878	—	—	19,540
Accrued pension costs	159,594	8,406	7,699	—	175,699
Other non-current liabilities	81,595	8,325	35,715	—	125,635
Total other liabilities	259,851	17,609	43,414	—	320,874
Shareholders’ equity	1,445,484	3,328,606	3,939,674	(7,293,755)	1,420,009
Total liabilities and shareholders’ equity	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446

Condensed Consolidating Statement of Cash Flows Six months ended April 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$104,280	$(4,460)	$52,951	$152,771
Investing Activities:
Property, plant and equipment acquired	(473)	(5,359)	(15,262)	(21,094)
Proceeds from sale of property, plant and equipment	—	8,192	2,395	10,587
Other investing activities, net	3	—	—	3
Net cash (used) provided by investing activities	(470)	2,833	(12,867)	(10,504)
Financing Activities:
Dividends paid	(1,977)	—	—	(1,977)
Repayments of term loan	(18,750)	—	—	(18,750)
Payments on credit agreement	(58,600)	—	—	(58,600)
Repayments of short-term debt	—	—	(3,165)	(3,165)
Financing fees	(1,011)	—	—	(1,011)
Net cash used by financing activities	(80,338)	—	(3,165)	(83,503)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(771)	(771)
Increase (Decrease) in Cash and Cash Equivalents	23,472	(1,627)	36,148	57,993
Cash and Cash Equivalents at Beginning of Period	581	2,008	100,296	102,885
Cash and Cash Equivalents at End of Period	$24,053	$381	$136,444	$160,878

Condensed Consolidating Statement of Cash Flows Six months ended May 1, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	95,153	(3,468)	(38,924)	52,761
Investing Activities:
Property, plant and equipment acquired	(141)	(12,680)	(26,974)	(39,795)
Proceeds from sale of property, plant and equipment	942	133	2,883	3,958
Other investing activities, net	(1,203)	—	1,576	373
Net cash used by investing activities	(402)	(12,547)	(22,515)	(35,464)
Financing Activities:
Common stock issued	2,560	—	—	2,560
Dividends paid	(38,964)	—	—	(38,964)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	684	(80)	865
Net cash (used) provided by financing activities	(86,143)	684	(80)	(85,539)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9,858)	(9,858)
(Decrease) Increase in Cash and Cash Equivalents	8,608	(15,331)	(71,377)	(78,100)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$63,482	$1,098	$127,511	$192,091

22.	Subsidiary Guarantors for 2036 Notes

The following tables present condensed consolidated financial information as of April 29, 2016 and October 30, 2015 and for the quarters and six months ended April 29, 2016 and May 1, 2015 for: (a) the Company; (b) on a combined basis, the guarantors of the 2036 Notes issued in November 2006, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the "Supplemental Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of the Company's foreign subsidiaries and a number of small domestic subsidiaries (the "Supplemental Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Operations Quarter ended April 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$295,606	$497,909	$(191,530)	$601,985
Cost of sales	—	237,183	367,325	(146,029)	458,479
Product development, selling and administrative expenses	12,067	46,752	57,824	—	116,643
Restructuring expenses	—	7,181	26,213	—	33,394
Other (income) expense	—	1,843	(4,049)	—	(2,206)
Operating (loss) income	(12,067)	2,647	50,596	(45,501)	(4,325)
Intercompany items	15,115	(144,618)	141,975	(12,472)	—
Interest (expense) income, net	(12,580)	227	774	—	(11,579)
(Loss) income before income taxes and equity in income of subsidiaries	(9,532)	(141,744)	193,345	(57,973)	(15,904)
(Benefit) provision for income taxes	(4,648)	(9,479)	13,528	—	(599)
Equity in (loss) income of subsidiaries	(10,421)	115,191	—	(104,770)	—
Net (loss) income from continuing operations	$(15,305)	$(17,074)	$179,817	$(162,743)	$(15,305)

Comprehensive income (loss)	$27,925	$(16,110)	$225,426	$(209,316)	$27,925

Condensed Consolidating Statement of Operations Quarter ended May 1, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$531,706	$528,984	$(250,167)	$810,523
Cost of sales	(3,177)	388,885	376,835	(186,317)	576,226
Product development, selling and administrative expenses	11,458	60,132	59,552	—	131,142
Restructuring expenses	252	5,622	5,236	—	11,110
Other (income) expense	68	4,457	(5,425)	—	(900)
Operating income (loss)	(8,601)	72,610	92,786	(63,850)	92,945
Intercompany items	16,586	(21,509)	(22,401)	27,324	—
Interest (expense) income, net	(15,783)	1,502	1,009	—	(13,272)
Income (loss) before income taxes and equity in income of subsidiaries	(7,798)	52,603	71,394	(36,526)	79,673
Provision (benefit) for income taxes	(6,175)	21,495	8,395	—	23,715
Equity in income of subsidiaries	57,581	13,528	—	(71,109)	—
Net income from continuing operations	$55,958	$44,636	$62,999	$(107,635)	$55,958

Comprehensive income	$64,059	$42,912	$83,198	$(126,110)	$64,059

Condensed Consolidating Statement of Operations Six months ended April 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$561,035	$886,827	$(319,577)	$1,128,285
Cost of sales	—	471,893	674,954	(250,112)	896,735
Product development, selling and administrative expenses	19,447	87,431	120,178	—	227,056
Restructuring expenses	395	27,197	32,461	—	60,053
Other (income) expense	—	1,146	(7,293)	—	(6,147)
Operating (loss) income	(19,842)	(26,632)	66,527	(69,465)	(49,412)
Intercompany items	30,263	(192,352)	135,904	26,185	—
Interest (expense) income, net	(25,300)	475	1,130	—	(23,695)
(Loss) income before income taxes and equity in income of subsidiaries	(14,879)	(218,509)	203,561	(43,280)	(73,107)
(Benefit) provision for income taxes	(16,153)	(9,330)	7,902	—	(17,581)
Equity in (loss) income of subsidiaries	(56,800)	132,684	—	(75,884)	—
Net (loss) income from continuing operations	$(55,526)	$(76,495)	$195,659	$(119,164)	$(55,526)

Comprehensive (loss) income	$(44,659)	$(76,811)	$206,614	$(129,803)	$(44,659)

Condensed Consolidating Statement of Operations Six months ended May 1, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$972,781	$1,002,073	$(460,458)	$1,514,396
Cost of sales	(6,354)	710,091	739,774	(349,715)	1,093,796
Product development, selling and administrative expenses	23,250	109,508	128,777	—	261,535
Restructuring expenses	252	5,841	5,682	—	11,775
Other (income) expense	68	9,094	(13,275)	—	(4,113)
Operating income (loss)	(17,216)	138,247	141,115	(110,743)	151,403
Intercompany items	33,356	(45,217)	(28,441)	40,302	—
Interest (expense) income, net	(31,381)	3,136	2,016	—	(26,229)
Income (loss) before income taxes and equity in income of subsidiaries	(15,241)	96,166	114,690	(70,441)	125,174
Provision for income taxes	14,138	24,491	62	—	38,691
Equity in income of subsidiaries	115,862	15,369	—	(131,231)	—
Net income from continuing operations	$86,483	$87,044	$114,628	$(201,672)	$86,483

Comprehensive (loss) income	$(22,415)	$86,729	$7,467	$(94,196)	$(22,415)

Condensed Consolidating Balance Sheet As of April 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,053	$598	$136,227	$—	$160,878
Accounts receivable, net	—	136,899	546,663	(13,186)	670,376
Inventories	—	458,321	573,722	(92,180)	939,863
Other current assets	38,603	12,087	72,343	—	123,033
Assets held for sale	—	30,995	30	—	31,025
Total current assets	62,656	638,900	1,328,985	(105,366)	1,925,175
Property, plant and equipment, net	19,944	246,660	454,767	(5,016)	716,355
Other assets:
Other intangible assets, net	—	196,223	39,882	—	236,105
Goodwill	—	342,003	8,872	—	350,875
Deferred income taxes	97,443	—	55,565	—	153,008
Other non-current assets	2,459,682	1,994,677	3,154,995	(7,482,772)	126,582
Total other assets	2,557,125	2,532,903	3,259,314	(7,482,772)	866,570
Total assets	$2,639,725	$3,418,463	$5,043,066	$(7,593,154)	$3,508,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$4,603	$—	$23,353
Trade accounts payable	1,976	84,169	154,752	3	240,900
Employee compensation and benefits	6,577	33,542	43,604	—	83,723
Advance payments and progress billings	—	88,698	152,044	(15,575)	225,167
Accrued warranties	—	16,022	30,959	—	46,981
Other accrued liabilities	79,342	53,806	81,811	(8,155)	206,804
Current liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	106,645	276,237	467,773	(23,727)	826,928
Long-term obligations	983,466	—	22	—	983,488
Other liabilities:
Liabilities for postretirement benefits	18,659	—	—	—	18,659
Accrued pension costs	167,999	—	—	—	167,999
Other non-current liabilities	(16,811)	10,063	138,007	—	131,259
Total other liabilities	169,847	10,063	138,007	—	317,917
Shareholders’ equity	1,379,767	3,132,163	4,437,264	(7,569,427)	1,379,767
Total liabilities and shareholders’ equity	$2,639,725	$3,418,463	$5,043,066	$(7,593,154)	$3,508,100

Condensed Consolidating Balance Sheet As of October 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$581	$2,008	$100,296	$—	$102,885
Accounts receivable, net	—	214,381	597,826	(134)	812,073
Inventories	—	508,774	607,461	(108,310)	1,007,925
Other current assets	58,441	15,610	71,508	—	145,559
Total current assets	59,022	740,773	1,377,091	(108,444)	2,068,442
Property, plant and equipment, net	21,318	297,476	478,253	(5,015)	792,032
Other assets:
Other intangible assets, net	—	207,891	47,819	—	255,710
Goodwill	—	346,348	8,273	—	354,621
Deferred income taxes	49,660	—	69,253	—	118,913
Other non-current assets	2,740,518	2,078,294	2,517,110	(7,213,194)	122,728
Total other assets	2,790,178	2,632,533	2,642,455	(7,213,194)	851,972
Total assets	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$7,571	$—	$26,321
Trade accounts payable	3,342	96,891	175,556	—	275,789
Employee compensation and benefits	5,843	36,527	47,965	—	90,335
Advance payments and progress billings	—	100,312	149,795	(20,637)	229,470
Accrued warranties	—	19,027	33,119	—	52,146
Other accrued liabilities	76,650	60,228	100,660	(12,261)	225,277
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	104,585	324,567	514,666	(32,898)	910,920
Long-term obligations	1,060,598	—	45	—	1,060,643
Other liabilities:
Liabilities for postretirement benefits	18,662	878	—	—	19,540
Accrued pension costs	159,594	8,406	7,699	—	175,699
Other non-current liabilities	81,595	8,325	35,715	—	125,635
Total other liabilities	259,851	17,609	43,414	—	320,874
Shareholders’ equity	1,445,484	3,328,606	3,939,674	(7,293,755)	1,420,009
Total liabilities and shareholders’ equity	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446

Condensed Consolidating Statement of Cash Flows Six months ended April 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$104,280	$(4,243)	$52,734	$152,771
Investing Activities:
Property, plant and equipment acquired	(473)	(5,359)	(15,262)	(21,094)
Proceeds from sale of property, plant and equipment	—	8,192	2,395	10,587
Other investing activities, net	3	—	—	3
Net cash (used) provided by investing activities	(470)	2,833	(12,867)	(10,504)
Financing Activities:
Dividends paid	(1,977)	—	—	(1,977)
Repayments of term loan	(18,750)	—	—	(18,750)
Payments on credit agreement	(58,600)	—	—	(58,600)
Repayments of short-term debt	—	—	(3,165)	(3,165)
Financing fees	(1,011)	—	—	(1,011)
Net cash used by financing activities	(80,338)	—	(3,165)	(83,503)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(771)	(771)
Increase (Decrease) in Cash and Cash Equivalents	23,472	(1,410)	35,931	57,993
Cash and Cash Equivalents at Beginning of Period	581	2,008	100,296	102,885
Cash and Cash Equivalents at End of Period	$24,053	$598	$136,227	$160,878

Condensed Consolidating Statement of Cash Flow Six months ended May 1, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	95,153	(2,678)	(39,714)	52,761
Investing Activities:
Property, plant and equipment acquired	(141)	(12,680)	(26,974)	(39,795)
Proceeds from sale of property, plant and equipment	942	133	2,883	3,958
Other investing activities, net	(1,203)	—	1,576	373
Net cash used by investing activities	(402)	(12,547)	(22,515)	(35,464)
Financing Activities:
Common stock issued	2,560	—	—	2,560
Dividends paid	(38,964)	—	—	(38,964)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	684	(80)	865
Net cash (used) provided by financing activities	(86,143)	684	(80)	(85,539)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9,858)	(9,858)
(Decrease) Increase in Cash and Cash Equivalents	8,608	(14,541)	(72,167)	(78,100)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$63,482	$1,888	$126,721	$192,091

23.	Subsequent Events
On June 2, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on July 6, 2016 to all shareholders of record at the close of business on June 22, 2016.
Additionally, subsequent to the end of the quarter, we undertook further actions related to our restructuring programs, including idling another facility in China and closing a manufacturing facility in North America. As a result of these actions, we expect to incur additional employee severance and termination costs and accelerated depreciation in our fiscal third quarter. These costs are included in our forecasted costs in Note 12, Restructuring Charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Overview
Joy Global Inc. is a leading manufacturer and servicer of high productivity mining equipment for the extraction of metals and minerals. We manufacture and market original equipment and parts and perform services for both underground and surface mining, as well as certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground and Surface. We are a major manufacturer of underground mining machinery for the extraction and haulage of coal and other bedded minerals. We are also a major producer of surface mining equipment for the extraction and haulage of copper, coal and other minerals and ores. We offer comprehensive direct service, which includes our smart service offerings, near major mining regions worldwide and provide extensive operational support for many types of equipment used in mining. Our principal manufacturing facilities are located in the United States, including facilities in Alabama, Texas and Wisconsin, and internationally, including facilities in Australia, Canada, China, France, South Africa and the United Kingdom.
Operating Results
Quarter Ended April 29, 2016 Compared With Quarter Ended May 1, 2015
Net sales in the second quarter of fiscal 2016 were $602.0 million, compared to $810.5 million in the second quarter of fiscal 2015. The decrease in net sales of $208.5 million, or 26%, in the current year second quarter reflected a decrease in original equipment sales of $76.2 million, or 35%, and a decrease in service sales of $132.3 million, or 22%. Original equipment sales declined in all regions except North America and Australia. The decrease in original equipment sales was led by Latin America, which declined by $58.1 million. Service sales declined in all regions except Eurasia and Australia. The decrease in service sales was led by North America, which declined by $143.4 million. Compared to the prior year second quarter, net sales in the second quarter of fiscal 2016 included a $24.5 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Operating loss in the second quarter of fiscal 2016 was $4.3 million, or 0.7% of net sales, compared to operating income of $92.9 million, or 11.5% of net sales, in the second quarter of fiscal 2015. The decrease in operating income of $97.3 million, or 105%, in the second quarter of fiscal 2016 was primarily due to lower sales volumes of $81.9 million, higher restructuring charges of $21.0 million and lower net manufacturing cost absorption of $19.4 million. These items were partially offset by lower product development, selling, and administrative expenses of $14.5 million and favorable period costs (defined as any costs of sales other than those costs associated with selling inventory at standard costs) of $10.0 million.
Net loss from continuing operations was $15.3 million, or $0.16 per diluted share, in the second quarter of fiscal 2016, compared to net income of $56.0 million, or $0.57 per diluted share, in the second quarter of fiscal 2015.
Bookings in the second quarter of fiscal 2016 were $680.6 million, compared to $744.8 million in the second quarter of fiscal 2015. The decrease in bookings of $64.1 million, or 9%, in the second quarter of fiscal 2016 reflected an increase in original equipment bookings of $17.4 million, or 12%, and a decrease in service bookings of $81.5 million, or 14%. Original equipment bookings declined in all regions except Eurasia and North America, which increased by $53.0 million and $36.9 million, respectively. Service bookings decreased in all regions except Eurasia and Africa. The decline in service sales was led by North America, which decreased by $105.4 million. Compared to the prior year second quarter, bookings in the second quarter of fiscal 2016 included an $8.4 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Six Months Ended April 29, 2016 Compared With Six Months Ended May 1, 2015
Net sales in the first six months of fiscal 2016 were $1.1 billion, compared to $1.5 billion in the first six months of fiscal 2015. The decrease in net sales of $386.1 million, or 25%, in the first six months of the current year reflected a decrease in original equipment sales of $149.2 million, or 37%, and a decrease in service sales of $236.9 million, or 21%. Original equipment sales decreased in all regions except North America and Australia. The decrease in original equipment sales was led by Latin America, which decreased by $87.8 million. Service sales decreased in all regions except Eurasia and Australia. The decrease in service sales was led by North America, which decreased by $222.8 million. Compared to the first six months of the prior year, net sales in the first six months of fiscal 2016 included a $55.2 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand and Australian dollar relative to the U.S. dollar.

Operating loss in the first six months of fiscal 2016 was $49.4 million, or 4.4% of net sales, compared to operating income of $151.4 million, or 10.0% of net sales, in the first six months of fiscal 2015. The decrease in operating income of $200.8 million, or 133%, in the first six months of the current year was primarily due to lower sales volumes of $149.2 million, higher restructuring charges of $47.0 million, lower net manufacturing cost absorption of $36.7 million and less favorable product mix of $17.4 million. These items were partially offset by lower product development, selling, and administrative expenses of $34.5 million and favorable period costs of $15.5 million.
Net loss from continuing operations was $55.5 million, or $0.57 per diluted share, in the first six months of fiscal 2016, compared to net income of $86.5 million, or $0.88 per diluted share, in the first six months of fiscal 2015.
Bookings in the first six months of fiscal 2016 were $1.2 billion, compared to $1.4 billion in the first six months of fiscal 2015. The decrease in bookings of $214.5 million, or 15%, in the first six months of the current year reflected a decrease in original equipment bookings of $40.4 million, or 12%, and a decrease in service bookings of $174.0 million, or 16%. Original equipment bookings decreased in all regions except Eurasia and Australia. The decrease in original equipment bookings was led by China and Latin America, which decreased by $44.1 million and $38.0 million, respectively. Service bookings decreased in all regions except Eurasia. The decrease in service bookings was led by North America which decreased by $192.3 million. Compared to the first six months of the prior year, bookings in the first six months of fiscal 2016 included a $58.3 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Market Outlook
Global economic growth slowed during the first four months of calendar 2016 as challenges in emerging markets were met by slowing growth in the U.S. and Europe. At the same time, mixed economic signals, primarily from China, suggest that there could be a possible near-term improvement in economic output. While sentiment from China was partially responsible for improving certain commodity prices during April, global growth for the year is now expected to track at a marginal decline from 2015.
Copper markets have stabilized in recent weeks as production curtailments have resulted in rising prices since the beginning of the year. Current spot prices are above their January lows driven in part by positive macroeconomic data from China, strong Chinese imports, and the expectation of further stimulus efforts. Copper prices are expected to remain around current levels over the remainder of the calendar year.
U.S. coal markets continue to be the most challenged end-market for the company. Sustained low natural gas prices, elevated coal stockpiles, a mild winter and environmental regulatory considerations have resulted in U.S. coal production declining through mid-May. Although natural gas prices are expected to increase during the second half of the year, high coal inventories will likely result in coal production declining for the full year worse than previously forecasted.
Oil markets have rebounded in recent months. An improved demand outlook along with a reduction in U.S. production has contributed to rising oil prices. Also contributing to the rise in prices was the expected impact of the Canada forest fires on oil sands production out of Alberta. Current estimates expect that roughly half of the daily output of the region was expected to be impacted for a period of two to three weeks. While many sites have begun production, it is unclear the time frame it will take for the region to return to full production levels.
Despite steel production being down through April, conditions are expected to improve over the coming months as the construction season begins and Chinese stimulus efforts increase. The strong sequential rebound in global steel production seen in April helped to drive the second quarter metallurgical coal contract to a two-year high. Current spot prices represent an improvement from December lows and are indicative of a market that is making the necessary adjustments to rebalance supply and demand.
Conditions in iron ore markets improved during April. While margins have improved for many steel producers and sentiment remains positive, iron ore prices have since retreated and are likely to track to a more sustainable range given the increasing seaborne tonnage that is expected to reach the market in the second half of the calendar year.
The mining industry continues to face significant headwinds as commodity markets rebalance. While commodity markets move closer to rebalancing, most major mining companies continue to face strained cash flows and high levels of debt, both of which continue to negatively impact near-term order rates.
Company Outlook
Although market conditions continued to elicit delays in service work, particularly with our U.S. coal customers, we realized several strategic orders during the quarter. As coal production in India continues to grow, we secured orders for a longwall system, room and pillar package and a large parts order for our fleet of shovels operating in India.

Additionally, we received an order for two of our industry leading electric rope shovels to be used in the Canadian oil sands. Despite the price of oil being down from a year ago, our team was able to demonstrate the technical advantages of our equipment to win the order.
Driving our strategies and demonstrating the differentiation of our products and service offerings remains key to our long-term growth. This strategy has led to successes with our new product development programs, as well as our hard rock and consumables market penetration, and will position us well when markets begin to recover.
Some positive signs have emerged in recent months; however, the mining industry continues to face headwinds from oversupplied commodities and reduced cash flows for most producers. While there has been mounting evidence of supply curtailments, challenging market conditions are likely to persist, requiring us to continue to drive cost out of our business as we position for the current and future demand environments.

Results of Operations
Quarter Ended April 29, 2016 Compared With Quarter Ended May 1, 2015
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Operations:

	Quarter Ended
In thousands	April 29, 2016	May 1, 2015	$ Change	% Change
Net Sales
Underground	$342,603	$423,939	$(81,336)	(19)
Surface	285,104	423,386	(138,282)	(33)
Eliminations	(25,722)	(36,802)	11,080
Total Sales	$601,985	$810,523	$(208,538)	(26)
Underground net sales in the second quarter of fiscal 2016 were $342.6 million, compared to $423.9 million in the second quarter of fiscal 2015. The decrease in Underground net sales of $81.3 million, or 19%, in the second quarter of fiscal 2016 reflected a decrease in original equipment sales of $5.4 million, or 5%, and a decrease in service sales of $76.0 million, or 24%. Original equipment sales increased in all regions except Africa and China, which declined by $14.5 million and $14.3 million, respectively. Service sales decreased in all regions except Eurasia and Australia. The decline in service sales was led by North America, which decreased by $86.8 million. Compared to the second quarter of fiscal 2015, Underground net sales in the second quarter of fiscal 2016 included an $18.9 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Surface net sales in the second quarter of fiscal 2016 were $285.1 million, compared to $423.4 million in the second quarter of fiscal 2015. The decrease in Surface net sales of $138.3 million, or 33%, in the second quarter of fiscal 2016 reflected a decrease in original equipment sales of $76.2 million, or 64%, and a decrease in service sales of $62.0 million, or 20%. Original equipment sales declined in all regions except North America. The decrease in original equipment sales was led by Latin America, which declined by $58.1 million. Service sales decreased in all regions except Eurasia. The decline in service sales was led by North America, which decreased by $59.3 million. Compared to the second quarter of fiscal 2015, Surface net sales in the second quarter of fiscal 2016 included a $5.5 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Chilean peso relative to the U.S. dollar.
Operating (Loss) Income
The following table sets forth the operating (loss) income included in our Condensed Consolidated Statements of Operations:

	Quarter Ended
	April 29, 2016		May 1, 2015
	Operating		Operating
In thousands	(Loss) Income	% of Net Sales	Income (Loss)	% of Net Sales
Operating (Loss) Income
Underground	$(20,817)	(6)	$51,476	12
Surface	35,647	13	58,837	14
Corporate Expense	(11,728)		(8,654)
Eliminations	(7,427)		(8,714)
Total Operating (Loss) Income	$(4,325)	(1)	$92,945	11
Underground operating loss in the second quarter of fiscal 2016 was $20.8 million, or 6% of net sales, compared to operating income of $51.5 million, or 12% of net sales, in the second quarter of fiscal 2015. The decrease in Underground operating income of $72.3 million, or 140%, in the second quarter of fiscal 2016 was primarily due to lower sales volumes of $34.9 million, higher restructuring charges of $26.0 million, lower net manufacturing cost absorption of $7.9 million and a less favorable product mix of $4.9 million. These items were partially offset by lower product development, selling and administrative expenses of $6.9 million.
Surface operating income in the second quarter of fiscal 2016 was $35.6 million, or 13% of net sales, compared to $58.8 million, or 14% of net sales, in the second quarter of fiscal 2015. The decrease in Surface operating income of $23.2 million, or 39%, in the second quarter of fiscal 2016 was primarily due to lower sales volumes of $49.0 million and lower net manufacturing cost absorption of $8.3 million. These items were partially offset by favorable period costs of $13.8 million, lower product development, selling and administrative expenses of $7.9 million, a more favorable product mix of $7.4 million and lower restructuring charges of $4.8 million.
Corporate expense in the second quarter of fiscal 2016 was $11.7 million, compared to $8.7 million in the second quarter of fiscal 2015. The increase in corporate expense of $3.1 million, or 36%, is primarily due to the release of a portion of the prior year mark to market pension adjustments that was initially capitalized to inventory.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the second quarter of fiscal 2016 was $116.6 million, or 19% of net sales, compared to $131.1 million, or 16% of net sales, in the second quarter of fiscal 2015. The decrease in product development, selling and administrative expense of $14.5 million, or 11%, was primarily due to lower overall incentive based compensation and headcount reductions, as well as other savings from the Company's cost reduction programs. In addition, the Company incurred lower warranty expense on lower sales volumes.
Restructuring Expenses
Restructuring expenses in the second quarter of fiscal 2016 were $33.4 million, compared to $11.1 million in the second quarter of fiscal 2015. The increase in restructuring expenses of $22.3 million was due to the Company's implementation of cost reduction initiatives in response to the adverse market conditions. These costs include entering into severance and termination agreements and full or partial closures or idling of certain facilities in China in order to better align the Company's overall cost structure with anticipated levels of future demand.
The restructuring expenses include impairment charges for both property, plant and equipment and indefinite-lived trademarks. As of April 29, 2016, we assessed our long-lived assets of an asset group in China for impairment as a result of the Company's decision to idle certain facilities in China due to the continued market challenges in that region. As such, it was determined that the cash flows associated with this asset group would be insufficient to support their carrying value. A valuation was performed over property, plant and equipment using the market approach for real property. Personal property was valued primarily using the cost approach. As a result of this analysis, non-cash impairment charges of $10.6 million were recorded in the second quarter in our Underground segment related to such property, plant, and equipment.
As mentioned above, we also assessed our indefinite-lived trademarks as of April 29, 2016 as a result of the Company's decision to idle certain facilities in China due to the continued market challenges in that region. A valuation was performed over trademarks using the relief-from-royalty methodology, and a non-cash impairment charge of $6.6 million was recorded in the second quarter of fiscal 2016 in our Underground segment.
Net Interest Expense

Net interest expense in the second quarter of fiscal 2016 was $11.6 million, compared to $13.3 million in the second quarter of fiscal 2015. The decrease in net interest expense of $1.7 million, or 13%, was primarily due to our redemption in the fourth quarter of fiscal 2015 of the $250 million aggregate principal amount of our 6% Senior Notes due 2016 (the "2016 Senior Notes"). The reduction was partially offset by an increase in interest expense on our term loan and revolving credit facility due to our lower credit rating. The impact of the redemption of the 2016 Senior Notes and interest rate increase was also partially offset by a decrease in interest bearing assets as a result of the fourth quarter fiscal 2015 customer payment of a long-term receivable.
Provision for Income Taxes
In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the quarter ended April 29, 2016, the Company determined that the estimated annual effective rate method would not provide for a reliable estimate due to the volatility of income tax (benefit) expense to modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the quarter ended April 29, 2016 based on the actual effective rate (i.e. the “cut-off” method). The effective tax rate for the quarter ended May 1, 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.
The benefit for income taxes in the second quarter of fiscal 2016 was $0.6 million, compared to a provision of $23.7 million in the second quarter of fiscal 2015. The effective income tax rate was 3.8% in the second quarter of fiscal 2016, compared to 29.8% in the second quarter of fiscal 2015. A net discrete tax benefit of $6.1 million was recorded in the second quarter of fiscal 2016, compared to expense of $1.2 million in the second quarter of fiscal 2015. The fiscal 2016 net discrete tax benefit primarily related to the revision of prior year fourth quarter valuation allowance calculations on our domestic China business' deferred tax assets. The increase in the effective tax rate for the quarter, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings and and a change in the net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit.
Bookings
Bookings represent new customer orders for original equipment and services. Services bookings include orders for parts, components and rebuilds, but are exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the period. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended April 29, 2016 and May 1, 2015 were as follows:

	Quarter Ended
In thousands	April 29, 2016	May 1, 2015	$ Change	% Change
Bookings
Underground	$361,869	$437,482	$(75,613)	(17)
Surface	339,679	344,260	(4,581)	(1)
Eliminations	(20,906)	(36,985)	16,079
Total Bookings	$680,642	$744,757	$(64,115)	(9)
Underground bookings in the second quarter of fiscal 2016 were $361.9 million, compared to $437.5 million in the second quarter of fiscal 2015. The decrease in Underground bookings of $75.6 million, or 17%, in the second quarter of fiscal 2016 reflected a decrease in original equipment bookings of $21.1 million, or 15%, and a decrease in service bookings of $54.5 million, or 18%. Original equipment bookings declined in all regions except Eurasia, which increased due to a longwall system and a room and pillar booking in India in the second quarter of fiscal 2016. The decrease in original equipment bookings was led by North America and China, which declined by $28.7 million and $26.5 million, respectively. Service bookings decreased in all regions except Eurasia and Africa. The decline in service bookings was led by North America, which decreased by $74.7 million. Compared to the second quarter of fiscal 2015, Underground bookings in the second quarter of fiscal 2016 included a $6.8 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Surface bookings in the second quarter of fiscal 2016 were $339.7 million, compared to $344.3 million in the second quarter of fiscal 2015. The decrease in Surface bookings of $4.6 million, or 1%, in the second quarter of fiscal 2016 reflected an increase in original equipment bookings of $28.4 million, or 102%, and a decrease in service bookings of $33.0 million, or 10%. Original equipment bookings declined in all regions except China, which was flat, and North America, which increased by $64.1 million due primarily to a multiple electric shovel booking in the second quarter of fiscal 2016. Service bookings decreased in all regions except Eurasia and Africa. The decline in service bookings was led by North America, which decreased by $30.7 million. Compared to the second quarter of fiscal 2015, Surface bookings in the second quarter of fiscal 2016 included a $1.7 million unfavorable impact of foreign currency translation.

Six Months Ended April 29, 2016 Compared With Six Months Ended May 1, 2015
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Operations:

	Six Months Ended
In thousands	April 29, 2016	May 1, 2015	$ Change	% Change
Net Sales
Underground	$617,097	$808,602	$(191,505)	(24)
Surface	561,676	770,422	(208,746)	(27)
Eliminations	(50,488)	(64,628)	14,140
Total Sales	$1,128,285	$1,514,396	$(386,111)	(25)
Underground net sales in the first six months of fiscal 2016 were $617.1 million, compared to $808.6 million in the first six months of fiscal 2015. The decrease in Underground net sales of $191.5 million, or 24%, in the first six months of fiscal 2016 reflected a decrease in original equipment sales of $55.3 million, or 24%, and a decrease in service sales of $136.3 million, or 23%. Original equipment sales declined in all regions except Eurasia and Australia. The decrease in original equipment sales was led by China, which declined by $35.4 million. Service sales also decreased in all regions except Eurasia and Australia. The decline in service sales was led by North America, which decreased by $132.0 million. Compared to the first six months of fiscal 2015, Underground net sales in the first six months of fiscal 2016 included a $39.1 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Surface net sales in the first six months of fiscal 2016 were $561.7 million, compared to $770.4 million in the first six months of fiscal 2015. The decrease in Surface net sales of $208.7 million, or 27%, in the first six months of fiscal 2016 reflected a decrease in original equipment sales of $104.2 million, or 51%, and a decrease in service sales of $104.5 million, or 18%. Original equipment sales declined in all regions except North America. The decrease in original equipment sales was led by Latin America, which declined by $87.8 million. Service sales decreased in all regions except Eurasia. The decline in service sales was led by North America, which decreased by $91.2 million. Compared to the first six months of fiscal 2015, Surface net sales in the first six months of fiscal 2016 included a $16.2 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Chilean peso and the Australian dollar relative to the U.S. dollar.
Operating (Loss) Income
The following table sets forth the operating (loss) income included in our Condensed Consolidated Statements of Operations:

	Six Months Ended
	April 29, 2016		May 1, 2015
	Operating		Operating
In thousands	(Loss) Income	% of Net Sales	Income (Loss)	% of Net Sales
Operating (Loss) Income
Underground	$(59,267)	(10)	$93,727	12
Surface	43,435	8	90,182	12
Corporate Expense	(19,257)		(17,336)
Eliminations	(14,323)		(15,170)
Total Operating (Loss) Income	$(49,412)	(4)	$151,403	10
Underground operating loss in the first six months of fiscal 2016 was $59.3 million, or 10% of net sales, compared to operating income of $93.7 million, or 12% of net sales, in the first six months of fiscal 2015. The decrease in Underground operating income of $153.0 million, or 163%, in the first six months of fiscal 2016 was primarily due to lower sales volumes of $75.1 million, higher restructuring charges of $51.3 million, a less favorable product mix of $20.7 million and lower net manufacturing cost absorption of $17.8 million. These items were partially offset by lower product development, selling and administrative expenses of $14.7 million.
Surface operating income in the first six months of fiscal 2016 was $43.4 million, or 8% of net sales, compared to $90.2 million, or 12% of net sales, in the first six months of fiscal 2015. The decrease in Surface operating income of $46.7 million, or 52%, in the first six months of fiscal 2016 was primarily due to lower sales volumes of $76.0 million and lower net manufacturing cost absorption of $12.5 million. These items were partially offset by favorable period costs of $19.6 million, lower product development, selling, and administrative expenses of $15.2 million and lower restructuring charges of $4.5 million.
Corporate expense in the first six months of fiscal 2016 was $19.3 million, compared to $17.3 million in the first six months of fiscal 2015. The increase in corporate expense of $1.9 million, or 11%, is primarily due to the $6.4 million release of a portion of the fiscal 2015 mark to market pension adjustments that was initially capitalized to inventory, partially offset by $4.8 million of lower-incentive based compensation on our share-based compensation plans.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in the first six months of fiscal 2016 was $227.1 million, or 20% of net sales, compared to $261.5 million, or 17.3% of net sales, in the first six months of fiscal 2015. The decrease in product development, selling and administrative expense of $34.5 million, or 13%, was primarily due to lower overall incentive based compensation and headcount reductions, as well as other savings from the Company's cost reduction programs. In addition, the Company incurred lower warranty expense and commissions on lower sales volumes, as well as reduced bad debt and litigation charges during the current year.
Restructuring Expenses
Restructuring expenses in the first six months of fiscal 2016 were $60.1 million, compared to $11.8 million in the first six months of fiscal 2015. The increase in restructuring expenses of $48.3 million was due to the Company's implementation of cost reduction initiatives in response to the adverse market conditions. These costs include entering into severance and termination agreements and accelerated depreciation and asset impairment charges due to full or partial closures of certain facilities in China in order to better align the Company's overall cost structure with anticipated levels of future demand.
The restructuring expenses include impairment charges for both property, plant and equipment and indefinite-lived trademarks. As of April 29, 2016, we assessed our long-lived assets of an asset group in China for impairment as a result of the Company's decision to idle certain facilities in China due to the continued market challenges in that region. As such, it was determined that the cash flows associated with this asset group would be insufficient to support their carrying value. A valuation was performed over property, plant and equipment using the market approach for real property. Personal property was valued primarily using the cost approach. As a result of this analysis, non-cash impairment charges of $10.6 million were recorded in the six months ended April 29, 2016 in our Underground segment related to such property, plant, and equipment.
As mentioned above, we also assessed our indefinite-lived trademarks as of April 29, 2016 as a result of the Company's decision to idle certain facilities in China due to the continued market challenges in that region. A valuation was performed over trademarks using the relief-from-royalty methodology, and a non-cash impairment charge of $6.6 million was recorded in the six months ended April 29, 2016 in our Underground segment.
Net Interest Expense
Net interest expense in the first six months of fiscal 2016 was $23.7 million, compared to $26.2 million in the first six months of fiscal 2015. The decrease in net interest expense of $2.5 million, or 10%, was primarily due to the fourth quarter fiscal 2015 redemption of the $250 million aggregate principal amount of our 6% Senior Notes due 2016 (the "2016 Senior Notes"). The cost of redemption, including the payment of the make whole premium, was funded with a combination of cash on hand and borrowings under the Company's Credit Agreement, which were drawn at a lower interest rate than the rate on the 2016 Senior Notes and were repaid in the first quarter of fiscal 2016. The reduction was partially offset by an increase in interest expense on the term loan and revolving credit facility due to our lower credit rating. The impact of the redemption of the 2016 Senior Notes and interest rate increase was partially offset by a decrease in interest bearing assets as a result of the fourth quarter fiscal 2015 customer payment of a long-term receivable.
Provision for Income Taxes
As noted above, for the six months ended April 29, 2016, the Company determined that the estimated annual effective rate method would not provide a reliable estimate due to the volatility of income tax expense (benefit) to modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the six months ended April 29, 2016 based on the actual effective rate (i.e. the “cut-off” method). The effective tax rate for the six months ended May 1, 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.
The benefit for income taxes in the first six months of fiscal 2016 was $17.6 million, compared to a provision of $38.7 million in the first six months of fiscal 2015. The effective income tax rate was 24.0% in the first six months of fiscal 2016, compared to 30.9% in the first six months of fiscal 2015. A net discrete tax benefit of $7.0 million was recorded in the first six months of fiscal 2016, compared to expense of $1.6 million in the first six months of fiscal 2015. The fiscal 2016 net discrete tax benefit primarily related to the revision of prior year fourth quarter valuation allowance calculations on our domestic China business' deferred tax assets. The decrease in the effective tax rate for the quarter, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings and a change in the net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit.
Bookings and Backlog
Bookings for the six months ended April 29, 2016 and May 1, 2015 were as follows:

	Six Months Ended
In thousands	April 29, 2016	May 1, 2015	$ Change	% Change
Bookings
Underground	$642,748	$844,391	$(201,643)	(24)
Surface	625,632	655,058	(29,426)	(4)
Eliminations	(37,924)	(54,543)	16,619
Total Bookings	$1,230,456	$1,444,906	$(214,450)	(15)
Underground bookings in the first six months of fiscal 2016 were $642.7 million, compared to $844.4 million in the first six months of fiscal 2015. The decrease in Underground bookings of $201.6 million, or 24%, in the first six months of fiscal 2016 reflected a decrease in original equipment bookings of $68.4 million, or 27%, and a decrease in service bookings of $133.2 million, or 23%. Original equipment bookings declined in all regions except Eurasia, which increased due to a longwall system and a room and pillar booking in India in the second quarter of fiscal 2016. The decrease in original equipment bookings was led by North America, which declined by $87.0 million. Service bookings also decreased in all regions except Eurasia. Similarly, the decline in service bookings was also led by North America, which decreased by $144.1 million. Compared to the first six months of fiscal 2015, Underground bookings in the first six months of fiscal 2016 included a $45.9 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Surface bookings in the first six months of fiscal 2016 were $625.6 million, compared to $655.1 million in the first six months of fiscal 2015. The decrease in Surface bookings of $29.4 million, or 4%, in the first six months of fiscal 2016 reflected an increase in original equipment bookings of $17.7 million, or 21%, and a decrease in service bookings of $47.1 million, or 8%. Original equipment bookings increased in all regions except Latin America and Eurasia. The increase in original equipment bookings was led by North America, which improved by $54.3 million due primarily to a multiple electric shovel booking in the second quarter of fiscal 2016. Service bookings decreased in all regions except Eurasia. The decline in service bookings was also led by North America, which decreased by $51.5 million. Compared to the first six months of fiscal 2015, Surface bookings in the first six months of fiscal 2016 included a $12.3 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Backlog represents unfilled customer orders for our original equipment and service, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Customer orders included in backlog represent arrangements to purchase specific original equipment or services. The backlog amounts reported exclude sales already recognized by period end under the percentage-of-completion method of accounting. The following table provides backlog as of April 29, 2016 and October 30, 2015:

In thousands	April 29, 2016	October 30, 2015
Backlog
Underground	$567,528	$541,877
Surface	457,966	394,010
Eliminations	(49,844)	(62,407)
Total Backlog	$975,650	$873,480

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of April 29, 2016 and October 30, 2015:

In thousands	April 29, 2016	October 30, 2015
Accounts receivable, net	$670,376	$812,073
Inventories	939,863	1,007,925
Trade accounts payable	(240,900)	(275,789)
Advance payments and progress billings	(225,167)	(229,470)
Trade Working Capital	$1,144,172	$1,314,739
Other current assets	123,033	145,559
Short-term borrowings, including current portion of long-term obligations	(23,353)	(26,321)
Employee compensation and benefits	(83,723)	(90,335)
Accrued warranties	(46,981)	(52,146)
Other accrued liabilities	(206,804)	(225,277)
Working Capital Excluding Cash and Cash Equivalents	$906,344	$1,066,219
Cash and cash equivalents	160,878	102,885
Working Capital	$1,067,222	$1,169,104
We currently use trade working capital and cash flows from continuing operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our direct service model requires us to maintain certain inventory levels in order to maximize our customers’ machine availability. This information also provides management with a focus on our receivable terms and collectability efforts and our ability to obtain advance payments on original equipment orders. As part of operational excellence initiatives in our purchasing and manufacturing processes, we continue to align inventory levels with customer demand and current production schedules.
Cash provided by operating activities during the first six months of fiscal 2016 was $152.8 million, compared to $52.8 million provided during the first six months of fiscal 2015. The increase in cash from continuing operations was primarily due to decreased inventory and accounts receivable levels matching customer demand for original equipment and service, as well as reduced employee compensation and benefits as a result of decreased incentive-based compensation payments. These items were partially offset by lower earnings.
Cash used by investing activities during the first six months of fiscal 2016 was $10.5 million, compared to $35.5 million used during the first six months of fiscal 2015. The decrease in cash used by investing activities was primarily due to lower capital expenditures of $18.7 million in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015, as well as increased proceeds of $6.6 million primarily on the sale of non-core assets in our Underground segment.
Cash used by financing activities during the first six months of fiscal 2016 was $83.5 million, compared to $85.5 million during the first six months of fiscal 2015. The decrease in cash used by financing activities was primarily due to the fact that we made no share repurchases in the current year and paid out lower dividends. These items were partially offset by our increased required repayments and prepayments on the Term Loan and our first quarter payoff of amounts previously outstanding under our Credit Agreement resulting from the redemption of our 2016 Senior Notes in the fourth quarter of fiscal 2015.
On March 3, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend was paid on April 4, 2016 to all shareholders of record at the close of business on March 18, 2016. In addition, on June 2, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on July 6, 2016 to all shareholders of record at the close of business on June 22, 2016.
Restructuring Programs
Restructuring activities continued in the first six months of fiscal 2016 to better align the Company's workforce and overall cost structure with current and expected future demand. For the 2016 fiscal year, total restructuring charges are anticipated to be $90 million to $100 million, with expected cash costs of approximately $40 million to $50 million. These ranges include expected costs for activities not yet implemented.
Retiree Benefits

We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. For the six months ended April 29, 2016, we contributed $9.4 million to our defined benefit employee pension and postretirement plans. We expect contributions to our defined benefit pension and postretirement plans to be approximately $15.0 million for the 2016 fiscal year.
During the quarter ended January 29, 2016, we recognized $9.6 million of estimated contractual termination benefits under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division. These contractual termination benefits were trued-up to $9.4 million during the quarter ended April 29, 2016 upon finalization of the associated valuation.
Credit Agreement and Senior Notes
We entered into our Credit Agreement on July 29, 2014. On December 14, 2015, we entered into an amendment to our Credit Agreement that increased the permitted ratio from 3.0x to 3.5x for the second quarter of fiscal 2016 and will further increase the permitted ratio to 4.25x in the third quarter of fiscal 2016 and to 4.5x in the fourth quarter of fiscal 2016. The ratio will begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of April 29, 2016, we were in compliance with all financial covenants of the Credit Agreement.
As of April 29, 2016, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended April 29, 2016 and May 1, 2015 was $0.1 million and $0.2 million, respectively. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $850.0 million credit limit, totaled $112.1 million. As of April 29, 2016, there was $737.9 million available for borrowings under the Credit Agreement.
On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The Prior Term Loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the Prior Term Loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends, and other restricted payments. The Term Loan requires quarterly principal payments beginning in fiscal 2016, of which $4.7 million and $9.4 million were paid during the quarter and six months ended April 29, 2016, respectively. Additionally, in the second quarter we prepaid $9.4 million of the payments due in the third and fourth quarter of fiscal 2016. The Term Loan contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of April 29, 2016, we were in compliance with all financial covenants of the Term Loan.
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
In November 2006, we issued Senior Notes for an aggregate principal amount of $150.0 million at 6.625% due 2036 (the "2036 Notes"). Interest on the 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries, as well as certain current immaterial domestic subsidiaries. The 2036 Notes were originally issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2036 Notes were exchanged for substantially identical 2036 Notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.375%.
Stock Repurchase Program
In August 2013, our Board of Directors authorized the repurchase of up to $1.0 billion in shares of our common stock until August 2016. Under the program, we may repurchase shares in the open market in accordance with applicable SEC rules and regulations; however, we do not currently plan to purchase additional shares in the near future. During the quarter and six months ended April 29, 2016, we did not repurchase any shares of common stock. During the quarter ended May 1, 2015, we did not repurchase any shares of common stock. During the six months ended May 1, 2015, we repurchased 954,580 shares of common stock for approximately $50.0 million. Shares purchased during the first quarter of fiscal 2015 represent the latest purchases to date under the program. Since the program's inception, we have repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million, leaving $466.6 million available under the program.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders and service contracts, contracts generally require advance payments and progress billings from our customers to support the procurement of inventory and other resources. As of April 29, 2016, advance payments and progress billings were $225.2 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.

Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of either April 29, 2016 or May 1, 2015.
Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Due to the Company's decision to idle certain facilities in China and the continued market challenges in that region, we conducted an assessment of our indefinite-lived trademarks as of April 29, 2016 using the relief-from-royalty methodology, which evaluates the estimated licensing cost of an intangible asset as an alternative to ownership. This valuation concluded that the carrying value of the Company's indefinite-lived trademarks exceeded the estimated licensing cost. As a result, the Company recorded a $6.6 million non-cash, pre-tax impairment charge to its Underground segment in the second quarter of fiscal 2016. Assumptions critical to the process include forecasted information and discount rates. This fair value determination is categorized as Level 3 in the fair value hierarchy. See Note 17, Fair Value Measurements, for the definition of Level 3 inputs. This charge is recorded in the Consolidated Statement of Operations under the heading Restructuring expenses.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually during the fourth quarter of our fiscal year or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The most recent goodwill impairment test was performed as of January 29, 2016, as our total shareholders’ equity exceeded our market capitalization based on our stock price of $9.97 per share at that point in time, and therefore indicated the possibility of an impairment to goodwill. This interim impairment test focused on our Surface reporting unit, as all Underground goodwill was fully impaired in the fourth quarter of fiscal 2015. After completing our step one analysis, we concluded that the estimated fair value of our Surface reporting unit exceeded its carrying value by 15%. We determined that there are no indicators of impairment for the quarter ended April 29, 2016 that would warrant an additional interim impairment test at that point in time. Although we have concluded that there is no impairment on the goodwill of $350.9 million associated with our Surface reporting unit as of April 29, 2016, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, specifically related to Latin American copper and North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, or if our market capitalization falls below our total shareholders' equity in future periods, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill.
Financial Condition
Based upon our available cash and our available borrowings under our credit facility, we believe our liquidity and capital resources are adequate to meet our projected needs for the next 12 months. In this regard, we had $160.9 million in cash and cash equivalents as of April 29, 2016 and $737.9 million available for borrowings under the Credit Agreement. Further, we continue to effectively manage our cash flow from operations, which includes continuing to drive working capital improvements, continuing to track the results of our cost savings measures, and continuing to institute additional measures as needed.
During the first six months of fiscal 2016, the Company amended its Credit Agreement which, among other aspects, reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and increased the consolidated leverage ratio from a permitted limit of 3.0x to 3.5x for the second quarter of fiscal 2016 and will further increase the permitted ratio to 4.25x in the third quarter of fiscal 2016 and to 4.5x in the fourth quarter of fiscal 2016. The ratio will begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. Even considering the commitment reduction, we expect to meet our U.S. funding needs without repatriating undistributed offshore profits that are indefinitely reinvested outside the U.S., which would result in the incurrence of additional U.S. corporate income taxes on such repatriated undistributed profits. In addition, during the first six months of fiscal 2016 we reduced dividends from $0.20 per share to $0.01 per share. If maintained at current levels, this action will reduce annual cash outlays by approximately $75.0 million from fiscal 2015 levels. Further, as discussed in the Credit Agreement and Notes section above, our current credit agreement constrains the extent to which we may increase our dividend rate in future quarters until the expiration of the Covenant Relief Period in our fiscal second quarter of 2018.
We expect our requirements for working capital, dividends, pension contributions, capital expenditures, principal and interest payments on our Term Loan and Senior Notes and acquisitions will still be adequately funded by cash on hand and continuing operations, and supplemented by short and long term borrowings, as required.
However, as discussed in the Credit Agreement and Senior Notes section above, our existing credit agreement contains certain financial tests and other covenants that limit our ability to incur additional indebtedness. Our ability to comply with financial tests may be adversely affected by changes in economic or business conditions beyond our control, especially in the current volatile market environment. Borrowing limitations can have material adverse effects on our liquidity and we will continue to monitor the impact of any changes in business and economic conditions on our ability to obtain financing.
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
Other than the impact of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, as discussed in Note 20, Recent Accounting Pronouncements, in this Form 10-Q, there were no material changes to these policies since our year ended October 30, 2015.

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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended April 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including 3,602 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

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

Item 1A. Risk Factors
During the quarter ended April 29, 2016, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
The Company previously disclosed that in 2015 it commenced cost reduction initiatives in order to better align the Company’s overall cost structure with anticipated levels of future demand. Costs related to these initiatives include entering into severance and termination agreements and full or partial closures of certain facilities. On June 2, 2016, the Company announced that additional restructuring charges in the range of $30.0 million to $40.0 million are expected in the remainder of fiscal 2016 as the Company continues to reduce staffing levels and optimize its global manufacturing and service footprint. We incurred approximately $60.1 million of charges under these programs in the first six months of fiscal 2016, which consisted primarily of employee severance and termination costs, accelerated depreciation and asset impairment charges. See Note 12, Restructuring Charges, for additional information related to our restructuring programs.

Item 6. Exhibits

10.1
Form of Restricted Stock Unit Award Agreement, dated March 8, 2016, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2016 Omnibus Incentive Compensation Plan.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on June 3, 2016.

JOY GLOBAL INC.
(Registrant)

Date: June 3, 2016	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 3, 2016	/s/ Matthew S. Kulasa
Matthew S. Kulasa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)