Form 10-Q
period 2016-07-29
JOY GLOBAL INC
filed 2016-09-02
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 29, 2016
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 26, 2016
Common Stock, $1 par value	98,162,806

JOY GLOBAL INC.
FORM 10-Q INDEX
July 29, 2016

Forward-Looking Statements

This document contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives, pending acquisitions, expected operating results and other non-historical information, and the assumptions on which those statements are based. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include:

•	risks and uncertainties associated with our proposed Merger (as defined below) with a wholly owned subsidiary of Komatsu America Corp. (“Komatsu America”), including, without limitation:

◦	our failure to obtain shareholder approval of the Merger;

◦	the possibility that the closing conditions to the Merger may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval;

◦	delay in closing the Merger or the possibility of non-consummation of the Merger;

◦	the potential for regulatory authorities to require divestitures in connection with the proposed Merger;

◦	the merger agreement's restrictions on the conduct of our business prior to the closing of the Merger;

◦	the occurrence of any event that could give rise to termination of the merger agreement;

◦	the possible adverse effect on our business and the trading price of our common stock if the Merger is not completed in a timely matter or at all;

◦	the risk that shareholder litigation in connection with the Merger may affect the timing or occurrence of the Merger or result in significant costs of defense, indemnification and liability;

◦	risks inherent in the achievement of cost synergies and the timing thereof;

◦	risks related to the disruption of the Merger to us and our management; and

◦	the effect of announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties.

•	risks associated with international operations, including regional or country specific conditions and fluctuations in currency exchange rates;

•
cyclical economic conditions affecting the global mining industry and competitive pressures and changes affecting our industry, including demand for coal, copper, iron ore, oil and other commodities, as well as their substitutes;

•	general economic conditions, including those affecting the global mining industry;

•	our ability to develop products to meet the needs of our customers and the global mining industry generally;

•	changes affecting our customers, including access to capital and regulations pertaining to mine safety, the environment or greenhouse gas emissions;

•	changes in laws and regulations or their interpretation and enforcement, including with respect to environmental matters;

•	changes in tax rates;

•	availability and cost of raw materials and manufactured components from third party suppliers;

•	our ability to protect our intellectual property;

•	our ability to hire and retain qualified employees and to avoid labor disputes and work stoppages;

•	our ability to generate cash from operations, obtain external funding on favorable terms and manage liquidity needs;

•	changes in credit markets, credit conditions and interest rates;

•	changes in accounting standards or practices;

•	interruption, failure or compromise of our information systems; and

•	challenges arising from acquisitions, including our ability to integrate businesses that we acquire.
In addition to the foregoing factors, the forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3, Quantitative and Qualitative Disclosures about Market Risk, as well as the risks disclosed in Item 1A, Risk Factors, of our annual Report on Form 10-K for our fiscal year ended October 30, 2015 and in other filings that we make with the U.S. Securities and Exchange Commission (the "SEC"). Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in any forward-looking statement. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net sales	$586,552	$792,183	$1,714,837	$2,306,579
Cost of sales	454,594	574,838	1,351,329	1,668,633
Product development, selling and administrative expenses	114,377	128,553	341,433	390,089
Restructuring expenses	24,431	7,775	84,484	19,550
Other income	(1,681)	(1,234)	(7,828)	(5,347)
Operating (loss) income	(5,169)	82,251	(54,581)	233,654
Interest income	1,184	2,543	2,849	8,463
Interest expense	(12,291)	(16,219)	(37,651)	(48,368)
(Loss) income before income taxes	(16,276)	68,575	(89,383)	193,749
(Benefit) provision for income taxes	(16,404)	17,239	(33,985)	55,930
Net income (loss) from continuing operations	128	51,336	(55,398)	137,819
Income from discontinued operations, net of income taxes	—	—	5,466	—
Net income (loss)	$128	$51,336	$(49,932)	$137,819

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.00	$0.53	$(0.57)	$1.41
Income from discontinued operations	—	—	0.06	—
Net income (loss)	$0.00	$0.53	$(0.51)	$1.41

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.00	$0.52	$(0.57)	$1.41
Income from discontinued operations	—	—	0.06	—
Net income (loss)	$0.00	$0.52	$(0.51)	$1.41

Dividends per share	$0.01	$0.20	$0.03	$0.60

Weighted average shares outstanding:
Basic	98,160	97,480	97,977	97,481
Diluted	99,224	98,033	97,977	98,052
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Quarter Ended
	July 29, 2016	July 31, 2015
Net income	$128	$51,336
Other comprehensive (loss) income:
Change in unrecognized prior service costs on pension and other postretirement obligations, net of taxes of $40 and $16	93	34
Derivative instrument fair market value adjustment, net of (benefits) taxes of ($4,485) and $1,312	(4,138)	3,137
Foreign currency translation adjustment on long-term intercompany foreign loans	4,746	2,332
Other foreign currency translation adjustment	(13,861)	(42,977)
Total other comprehensive loss, net of taxes	(13,160)	(37,474)
Comprehensive (loss) income	$(13,032)	$13,862

	Nine Months Ended
	July 29, 2016	July 31, 2015
Net (loss) income	$(49,932)	$137,819
Other comprehensive (loss) income:
Change in unrecognized prior service costs on pension and other postretirement obligations, net of (benefits) taxes of ($59) and $48	(42)	103
Derivative instrument fair market value adjustment, net of (benefits) taxes of ($4,850) and $2,791	(4,993)	6,736
Foreign currency translation adjustment on long-term intercompany foreign loans	10,963	(1,414)
Other foreign currency translation adjustment	(13,688)	(151,797)
Total other comprehensive loss, net of taxes	(7,760)	(146,372)
Comprehensive loss	$(57,692)	$(8,553)

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 29, 2016	October 30, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$182,825	$102,885
Accounts receivable, net	647,017	812,073
Inventories	896,257	1,007,925
Other current assets	91,400	145,559
Assets held for sale	33,724	—
Total current assets	1,851,223	2,068,442
Property, plant and equipment, net	673,943	792,032
Other assets:
Other intangible assets, net	229,703	255,710
Goodwill	350,740	354,621
Deferred income taxes	202,463	118,913
Other non-current assets	125,345	122,728
Total other assets	908,251	851,972
Total assets	$3,433,417	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$32,545	$26,321
Trade accounts payable	231,713	275,789
Employee compensation and benefits	76,340	90,335
Advance payments and progress billings	197,437	229,470
Accrued warranties	41,288	52,146
Other accrued liabilities	209,869	225,277
Current liabilities of discontinued operations	—	11,582
Total current liabilities	789,192	910,920
Long-term obligations	974,247	1,060,643
Other liabilities:
Liabilities for postretirement benefits	17,546	19,540
Accrued pension costs	160,894	175,699
Other non-current liabilities	118,692	125,635
Total other liabilities	297,132	320,874
Shareholders’ equity	1,372,846	1,420,009
Total liabilities and shareholders’ equity	$3,433,417	$3,712,446
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	July 29, 2016	July 31, 2015
Operating Activities:
Net (loss) income	$(49,932)	$137,819
Income from discontinued operations	(5,466)	—
Adjustments to continuing operations:
Depreciation and amortization	117,902	102,914
Impairment charges	18,962	—
Changes in deferred income taxes	(735)	18,123
Contributions to defined benefit employee pension and postretirement plans	(12,293)	(14,786)
Defined benefit employee pension and postretirement plan income	(1,745)	(18,649)
Share-based compensation expense	18,167	23,846
Changes in long-term receivables	(11,485)	11,335
Other adjustments to continuing operations, net	14,497	2,878
Changes in working capital items attributed to continuing operations:
Accounts receivable, net	156,759	198,081
Inventories	84,469	(126,730)
Other current assets	1,719	(17,265)
Trade accounts payable	(39,081)	(60,936)
Employee compensation and benefits	(12,377)	(55,106)
Advance payments and progress billings	(30,991)	35,462
Accrued warranties	(8,153)	(9,800)
Other accrued liabilities	(61,434)	(58,472)
Net cash provided by operating activities	178,783	168,714
Investing Activities:
Acquisition of business, net of cash acquired	—	(114,353)
Property, plant and equipment acquired	(31,984)	(57,821)
Proceeds from sale of property, plant and equipment	20,078	4,071
Other investing activities, net	184	625
Net cash used by investing activities	(11,722)	(167,478)
Financing Activities:
Common stock issued	—	2,853
Dividends paid	(2,972)	(58,456)
Repayments of term loan	(18,750)	—
Payments on credit agreement	(58,600)	—
Repayments of short-term debt	(3,214)	(11,545)
Financing fees	(1,011)	—
Treasury stock purchased	—	(50,000)
Other financing activities, net	—	261
Net cash used by financing activities	(84,547)	(116,887)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,574)	(13,640)
Increase (Decrease) in Cash and Cash Equivalents	79,940	(129,291)
Cash and Cash Equivalents at Beginning of Period	102,885	270,191
Cash and Cash Equivalents at End of Period	$182,825	$140,900

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
Pending Merger with Komatsu America
On July 21, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Komatsu America, Pine Solutions Inc. (“Merger Sub”) and (solely for the purposes specified in the Merger Agreement) Komatsu Ltd., providing for the merger of Merger Sub with and into Joy Global (the “Merger”), with Joy Global surviving the Merger as a wholly owned subsidiary of Komatsu America. At the effective time of the Merger, each outstanding share of Joy Global common stock (other than dissenting shares and shares owned by Joy Global, Komatsu America or any of their respective subsidiaries) will be cancelled and converted into the right to receive $28.30 per share in cash, without interest.
For further information regarding the Merger and the Merger Agreement, please refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as our Current Report on Form 8-K filed on July 21, 2016, our preliminary proxy statement filed on August 15, 2016 and the Merger Agreement, which is attached as Annex A thereto. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement.

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
These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2015. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Further, results for all periods presented reflect the voluntary change in our method of accounting for actuarial gains and losses and the calculation of our expected return on plan assets for all of our pension and other post-retirement benefit plans as discussed further in our Form 10-K for the fiscal year ended October 30, 2015.

3.	Acquisitions
Acquisition of Montabert S.A.S.
On June 1, 2015, we completed the acquisition of 100% of the equity of Montabert S.A.S. ("Montabert") for approximately $121.5 million, gross of cash acquired of $7.1 million. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. This acquisition expanded our product and service capabilities for hard rock mining, tunneling and rock excavation, which further diversified our commodity and end market exposures. Montabert's results of operations have been included as part of the Underground segment from the date of the acquisition forward.

In connection with the acquisition, we recorded goodwill of approximately $55.5 million and intangible assets of approximately $35.1 million. The intangible assets are comprised primarily of customer relationships, trade names and patents, which are being amortized over their respective estimated useful lives. Other assets acquired consisted of working capital related items and property, plant and equipment, with values that were not individually significant.

4.	Inventories
Consolidated inventories consist of the following:

In thousands	July 29, 2016	October 30, 2015
Finished goods	697,055	$814,306
Work in process	151,788	135,310
Raw materials	47,414	58,309
Total inventories	$896,257	$1,007,925
Finished goods include finished components and parts in addition to any finished equipment.

5.	Held for Sale Assets
As of July 29, 2016, our steel mill business and certain assets associated with several of our U.S. facilities met the held for sale criteria in both the Surface and Underground segments. We are disposing of these non-core assets in response to adverse market conditions. The disposal groups have been recognized at the lower of cost or fair value less costs to sell. No gain or loss was recognized in the quarter ended July 29, 2016. On August 5, 2016, we completed the sale of our steel mill business. Refer to Note 23, Subsequent Events, for additional information.
The value of the assets consist of the following:

In thousands	July 29, 2016
Inventories	3,789
Property, plant and equipment, net	23,254
Other intangible assets, net	2,336
Goodwill	4,345
Total	$33,724
We have recorded these assets as current in the Assets held for sale line of the Condensed Consolidated Balance Sheet, as we expect these assets to be sold within the next year.

6.	Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of July 29, 2016.
Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Due to the Company's decision to idle certain facilities in China and the continued market challenges in that region, we conducted an assessment of our indefinite-lived trademarks as of April 29, 2016 using the relief-from-royalty methodology, which evaluates the estimated licensing cost of an intangible asset as an alternative to ownership. This valuation concluded that the carrying value of the Company's indefinite-lived trademarks exceeded the estimated licensing cost. As a result, the Company recorded a $6.6 million non-cash, pre-tax impairment charge to its Underground segment in the nine months ended July 29, 2016. This resulted in the full impairment of our indefinite-lived intangible assets. Assumptions critical to the process include forecasted information and discount rates. This fair value determination is categorized as Level 3 in the fair value hierarchy. Refer to Note 17, Fair Value Measurements, for the definition of Level 3 inputs. This charge is recorded in the Condensed Consolidated Statement of Operations under the heading Restructuring expenses.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually during the fourth quarter of our fiscal year or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The most recent goodwill impairment test was performed as of January 29, 2016, as our total shareholders’ equity exceeded our market capitalization based on our stock price of $9.97 per share at that point in time, and therefore indicated the possibility of an impairment to goodwill. This interim goodwill impairment test focused on our Surface reporting unit, as all Underground goodwill was fully impaired in the fourth quarter of fiscal 2015. After completing our step one analysis, we concluded that the estimated fair value of our Surface reporting unit exceeded its carrying value by 15%. We determined that there were no indicators of impairment for the quarter ended July 29, 2016 that would warrant an additional interim impairment test at that point in time. Although we have concluded that there is no impairment on the goodwill of $350.7 million associated with our Surface reporting unit as of July 29, 2016, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, particularly in Latin American copper or North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill. We will be performing our annual goodwill impairment test in the fourth quarter of fiscal 2016.

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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Nine Months Ended
In thousands	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Balance, beginning of period	46,981	$58,194	$52,146	$67,272
Accrual for warranty expensed during the period	6,109	7,701	18,074	26,554
Settlements made during the period	(9,989)	(9,933)	(26,251)	(36,320)
Effect of foreign currency translation	(1,813)	(359)	(2,681)	(1,903)
Balance, end of period	$41,288	$55,603	$41,288	$55,603

8.	Borrowings and Credit Facilities
On July 29, 2014, we entered into a revolving credit agreement that matures on July 29, 2019 (the "Credit Agreement"). On December 14, 2015, we entered into an amendment to our Credit Agreement that increased the maximum consolidated leverage ratio for the period beginning in the second quarter of fiscal 2016 through the first quarter of fiscal 2018. The amendment increased the permitted ratio from 3.0x to 3.5x in the second quarter of fiscal 2016 and to 4.25x in the third quarter of fiscal 2016, and will further increase the permitted ratio to 4.5x in the fourth quarter of fiscal 2016. The ratio will begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of July 29, 2016, we were in compliance with all financial covenants of the Credit Agreement.
As of July 29, 2016, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended July 29, 2016 and July 31, 2015 was less than $0.1 million and $0.4 million, respectively. For the nine months ended July 29, 2016 and July 31, 2015, total interest expense recognized for direct borrowings under the Credit Agreement was $0.5 million and $0.9 million, respectively. As of July 29, 2016, outstanding standby letters of credit issued under the Credit Agreement, which count toward the $850.0 million credit limit, totaled $110.9 million, and our available borrowing capacity under the Credit Agreement was $739.1 million.
On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The prior term loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the prior term loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends, and other restricted payments. The Term Loan requires quarterly principal payments beginning in fiscal 2016. No payments were made during the quarter ended July 29, 2016, as we prepaid $9.4 million in the second quarter of fiscal 2016 for the payments due in the third and fourth quarter of fiscal 2016. Payments of $18.8 million were made on the Term Loan during the nine months ended July 29, 2016. The Term Loan contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of July 29, 2016, we were in compliance with all financial covenants of the Term Loan.
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
In November 2006, we issued $150.0 million aggregate principal amount of 6.625% Senior Notes due in 2036 (the "2036 Notes"). Interest on the 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries, as well as certain current immaterial domestic subsidiaries. The 2036 Notes were originally issued in a private placement under an exemption from registration under the Securities Act. In the second quarter of fiscal 2007, the 2036 Notes were exchanged for substantially identical 2036 Notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.375%.
Our borrowings also include amounts related to transfers of certain receivables under factoring arrangements with recourse related to our French operations.
Direct borrowings and capital lease obligations consist of the following:

In thousands	July 29, 2016	October 30, 2015
Domestic:
Term Loan due 2019	356,250	375,000
5.125% Senior Notes due 2021	497,500	497,195
6.625% Senior Notes due 2036	148,577	148,553
Credit Agreement	—	58,600
Foreign:
Capital leases	116	159
Factoring arrangement	4,349	7,457
Total obligations	1,006,792	1,086,964
Less: Amounts due within one year	(32,545)	(26,321)
Long-term obligations	$974,247	$1,060,643

9.	Accumulated Other Comprehensive Loss
Comprehensive (loss) income and its components are presented in the Condensed Consolidated Statements of Comprehensive (Loss) Income. Changes in accumulated other comprehensive (loss) income, net of taxes, consist of the following:

	Quarter ended July 29, 2016				Quarter ended July 31, 2015
	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(1,417)	$9,439	$(149,693)	$(141,671)	$(1,417)	$8,335	$(122,096)	$(115,178)
Other comprehensive (loss) income before reclassifications, net of taxes	—	(4,458)	(9,115)	(13,573)	—	1,979	(40,645)	(38,666)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	93	320	—	413	34	1,158	—	1,192
Total other comprehensive (loss) income, net of taxes	93	(4,138)	(9,115)	(13,160)	34	3,137	(40,645)	(37,474)
Ending balance	$(1,324)	$5,301	$(158,808)	$(154,831)	$(1,383)	$11,472	$(162,741)	$(152,652)

	Nine months ended July 29, 2016				Nine months ended July 31, 2015
	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(1,282)	$10,294	$(156,083)	$(147,071)	$(1,486)	$4,736	$(9,530)	$(6,280)
Other comprehensive (loss) income before reclassifications, net of taxes	—	(7,203)	(2,725)	(9,928)	—	4,192	(153,211)	(149,019)
Amounts reclassified from accumulated other comprehensive loss (income), net of taxes	(42)	2,210	—	2,168	103	2,544	—	2,647
Total other comprehensive (loss) income, net of taxes	(42)	(4,993)	(2,725)	(7,760)	103	6,736	(153,211)	(146,372)
Ending balance	$(1,324)	$5,301	$(158,808)	$(154,831)	$(1,383)	$11,472	$(162,741)	$(152,652)
Details of the reclassifications from accumulated other comprehensive (loss) income are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
	Quarter Ended		Nine Months Ended		Affected Line Items in the Statements of Operations
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Change in unrecognized prior service costs on pension and other postretirement obligations:
Amortization of prior service cost	$46	$50	$157	$151	Cost of sales/Product development, selling and administrative expense*
Curtailment loss (gain)	87	—	(258)	—	Cost of sales/Product development, selling and administrative expense*
Deferred tax	(40)	(16)	59	(48)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$93	$34	$(42)	$103

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$666	$1,642	$3,369	$3,606	Net sales/Cost of sales**
Deferred tax	(346)	(484)	(1,159)	(1,062)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive income, net of taxes	$320	$1,158	$2,210	$2,544

Total reclassifications for the period	$413	$1,192	$2,168	$2,647

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Note 13, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Note 14, Derivatives, for additional information.

10.	Shareholders' Equity
In August 2013, our Board of Directors authorized the repurchase of up to $1.0 billion in shares of our common stock until August 2016. Under the program, we were permitted to repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter and nine months ended July 29, 2016, we did not repurchase any shares of common stock. During the quarter ended July 31, 2015, we did not repurchase any shares of common stock. During the nine months ended July 31, 2015, we repurchased 954,580 shares of common stock for approximately $50.0 million. Cumulatively, we repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million. The repurchase program expired in August 2016.

11.	Share-Based Compensation
Total share-based compensation expense recognized for the quarters ended July 29, 2016 and July 31, 2015 was $6.9 million and $7.9 million, respectively. Total share-based compensation expense recognized for the nine months ended July 29, 2016 and July 31, 2015 was $18.2 million and $23.8 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net (loss) income.
The corresponding deferred tax assets recognized related to the share-based compensation were $1.7 million and $2.1 million for the quarters ended July 29, 2016 and July 31, 2015, respectively. The corresponding deferred tax assets recognized related to the share-based compensation expense were $5.0 million and $6.2 million for the nine months ended July 29, 2016 and July 31, 2015, respectively.

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

Restructuring charges incurred to date related to the Restructuring Program have consisted primarily of employee severance and termination costs, asset impairment charges and accelerated depreciation. Other costs consist primarily of equipment and inventory relocation costs, site clean-up costs, production readiness testing costs, and transition costs, as well as inventory and other asset write-downs. The following tables summarize restructuring costs by line item:

In thousands	Quarter ended July 29, 2016			Quarter ended July 31, 2015
	Restructuring Expenses	Cost of Sales	Total	Restructuring Expenses	Cost of Sales	Total
Employee severance and termination costs	$10,908	$—	$10,908	$7,775	$—	$7,775
Asset impairment charges	1,817	—	1,817	—	—	—
Accelerated depreciation	10,189	—	10,189	—	—	—
Other costs	1,517	300	1,817	—	—	—
Total restructuring and related charges	$24,431	$300	$24,731	$7,775	$—	$7,775

In thousands	Nine months ended July 29, 2016			Nine months ended July 31, 2015
	Restructuring Expenses	Cost of Sales	Total	Restructuring Expenses	Cost of Sales	Total
Employee severance and termination costs	$41,973	$—	$41,973	$19,550	$—	$19,550
Asset impairment charges	18,962	—	18,962	—	—	—
Accelerated depreciation	20,057	—	20,057	—	—	—
Other costs	3,492	1,606	5,098	—	—	—
Total restructuring and related charges	$84,484	$1,606	$86,090	$19,550	$—	$19,550
The following tables summarize the amounts incurred for the period by segment:

In thousands	Quarter ended July 29, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$8,393	$2,515	$—	$10,908
Asset impairment charges	1,817	—	—	1,817
Accelerated depreciation	3,455	6,734	—	10,189
Other costs	936	881	—	1,817
Total restructuring and related charges	$14,601	$10,130	$—	$24,731

In thousands	Quarter ended July 31, 2015
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$6,896	$879	$—	$7,775
Total restructuring and related charges	$6,896	$879	$—	$7,775

In thousands	Nine months ended July 29, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs*	$37,415	$4,163	$395	$41,973
Asset impairment charges	18,962	—	—	18,962
Accelerated depreciation	13,323	6,734	—	20,057
Other costs	4,217	881	—	5,098
Total restructuring and related charges	$73,917	$11,778	$395	$86,090

In thousands	Nine months ended July 31, 2015
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$12,312	$6,986	$252	$19,550
Total restructuring and related charges	$12,312	$6,986	$252	$19,550

* The amount incurred during the nine months ended July 29, 2016 includes $9.4 million of expense for contractual termination benefits under the Joy Global qualified pension plan as part of continued restructuring activities in our Underground division. As noted below, amounts accrued for contractual termination benefits are included in our retiree benefit liabilities.
The impairment charges above relate to both property, plant and equipment and indefinite-lived trademarks. During the second and third quarters of fiscal 2016, we assessed for impairment the long-lived assets of an asset group in China. This assessment was performed as a result of our decision to idle certain facilities in China in both the second and third quarters of fiscal 2016 due to the continued market challenges in that region. As a result of such assessment, it was determined that the cash flows associated with this asset group would be insufficient to support their carrying values. Valuations were performed over property, plant and equipment using the market approach for real property. Personal property was valued primarily using the cost approach. As a result of this analysis, we recorded non-cash, pre-tax impairment charges of $1.8 million and $12.4 million for the quarter and nine months ended July 29, 2016, respectively, for our Underground segment related to such property, plant, and equipment. These fair value determinations are categorized as Level 3 in the fair value hierarchy. Refer to Note 17, Fair Value Measurements, for the definition of Level 3 inputs.
As discussed in Note 6, Goodwill and Other Intangible Assets, we also assessed our indefinite-lived trademarks using the relief-from-royalty methodology during the second quarter of fiscal 2016 due to our decision to idle certain facilities in China and the continued market challenges in that region. As a result, a valuation was performed over trademarks using the relief-from-royalty methodology and a non-cash, pre-tax impairment charge of $6.6 million was recorded for the nine months ended July 29, 2016 by our Underground segment.
The following table summarizes the cumulative amounts incurred from inception to date by segment:

In thousands	July 29, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$53,755	$16,614	$2,980	$73,349
Asset impairment charges	18,962	—	—	18,962
Accelerated depreciation	15,402	6,734	—	22,136
Other costs	4,944	881	—	5,825
Total restructuring and related charges	$93,063	$24,229	$2,980	$120,272
The following table summarizes the total expected costs from inception of the Restructuring Program through fiscal 2017 by segment:

In thousands	July 29, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$56,000	$17,000	$3,000	$76,000
Asset impairment charges	19,000	—	—	19,000
Accelerated depreciation	15,000	7,000	—	22,000
Other costs	8,000	1,000	—	9,000
Total restructuring and related charges	$98,000	$25,000	$3,000	$126,000
Amounts impacting the Company's reserves for restructuring charges for its Restructuring Program relate to employee severance and termination and other costs as follows:

	Quarter Ended
In thousands	July 29, 2016			July 31, 2015
	Employee Severance and Termination Costs	Other Costs	Total	Employee Severance and Termination Costs	Other Costs	Total
Beginning accrual	$15,279	$138	$15,417	$9,328	$—	$9,328
Costs incurred	10,908	1,986	12,894	7,775	—	7,775
Costs paid/settled	(16,138)	(2,124)	(18,262)	(7,963)	—	(7,963)
Other adjustments	7	—	7	—	—	—
Effect of foreign currency translation	(172)	—	(172)	(118)	—	(118)
Ending accrual	$9,884	$—	$9,884	$9,022	$—	$9,022

	Nine Months Ended
In thousands	July 29, 2016			July 31, 2015
	Employee Severance and Termination Costs	Other Costs	Total	Employee Severance and Termination Costs	Other Costs	Total
Beginning accrual	$13,614	$—	$13,614	$—	$—	$—
Costs incurred	32,565	3,781	36,346	19,550	—	19,550
Costs paid/settled	(33,238)	(3,781)	(37,019)	(10,528)	—	(10,528)
Other adjustments	(2,908)	—	(2,908)	—	—	—
Effect of foreign currency translation	(149)	—	(149)	—	—	—
Ending accrual	$9,884	$—	$9,884	$9,022	$—	$9,022
Included in other adjustments for the nine months ended July 29, 2016 is $2.6 million of contractual termination benefits recognized in fiscal 2015 under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division. Those amounts are recorded in our retiree benefit liabilities and are therefore excluded from the restructuring accrual roll-forward above.
For the Restructuring Program, total restructuring charges are currently anticipated to be approximately $126 million through fiscal 2017, with total expected cash costs related to the Restructuring Program estimated to be approximately $83 million.

13.	Retiree Benefits
The components of the net periodic benefit (income) cost associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Service cost	$1,227	$1,028	$153	$204
Interest cost	18,742	18,344	279	290
Expected return on assets	(23,803)	(25,897)	(143)	(155)
Amortization of prior service cost	16	17	30	33
Curtailment loss	—	—	178	—
Mark to market adjustment on curtailed plans	—	—	(123)	—
Special termination benefits	—	—	40	—
Net periodic benefit (income) cost	$(3,818)	$(6,508)	$414	$372

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
In thousands	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Service cost	$3,679	$2,978	$466	$613
Interest cost	56,224	57,690	839	872
Expected return on assets	(71,478)	(80,487)	(437)	(466)
Amortization of prior service cost	50	52	107	99
Curtailment gain	—	—	(484)	—
Mark to market adjustment on curtailed plans	—	—	(159)	—
Special termination benefits	—	—	40	—
Contractual termination benefits	9,408	—	—	—
Net periodic benefit (income) cost	$(2,117)	$(19,767)	$372	$1,118
For the nine months ended July 29, 2016, we contributed $12.3 million to our defined benefit employee pension and other postretirement benefit plans, and we expect contributions to be approximately $15.0 million for the full fiscal year.

During the quarter ended July 29, 2016, we recognized $0.2 million of curtailment losses and $0.1 million of mark to market gains under the Joy Global other postretirement plans as part of continued restructuring activities in our Surface division.
During the nine months ended July 29, 2016, we recognized $9.4 million of estimated contractual termination benefits under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division.

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
The total notional amount of our derivatives as of July 29, 2016 is $772.9 million.
For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive (loss) income, net of tax. This amount is reclassified into the statement of operations on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive loss for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by November 2017. Ineffectiveness related to these derivative contracts was not material to the Condensed Consolidated Statements of Operations for the quarters and nine months ended July 29, 2016 and July 31, 2015.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Operations under the heading Cost of sales. For the quarters ended July 29, 2016 and July 31, 2015, we recorded a gain of $0.7 million and a gain of $1.4 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item. For the nine months ended July 29, 2016 and July 31, 2015, we recorded a loss of $5.7 million and a gain of $0.8 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into in order to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Operations under the heading Cost of sales. For the quarters ended July 29, 2016 and July 31, 2015, we recorded a loss of $0.3 million and a gain of $9.8 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations. For the nine months ended July 29, 2016 and July 31, 2015, we recorded a loss of $2.5 million and a gain of $17.8 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income	Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended July 29, 2016	$(9,291)	Cost of sales	$(232)
		Sales	(434)
Nine months ended July 29, 2016	$(13,214)	Cost of sales	$(2,817)
		Sales	(552)
Quarter ended July 31, 2015	$2,807	Cost of sales	$(1,642)
		Sales	—
Nine months ended July 31, 2015	$5,911	Cost of sales	$(3,606)
		Sales	—
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with the other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

15.	Income Taxes
In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the quarter and nine months ended July 29, 2016, the Company determined that the estimated annual effective rate method would not provide a reliable estimate due to the volatility of income tax (benefit) expense resulting from modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the quarter and nine months ended July 29, 2016 based on the actual effective rate (i.e., the “cut-off” method). The effective tax rate for the quarter and nine months ended July 31, 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.
For the quarter ended July 29, 2016, the Company recorded a benefit for income taxes from continuing operations of $16.4 million that resulted in an effective tax rate of 100.8% on a GAAP basis. A net discrete tax benefit of $11.2 million was recorded in the third quarter of fiscal 2016 primarily related to the reversal of unrecognized tax benefit reserves upon the lapse of the statute of limitations. For the quarter ended July 31, 2015, the Company recorded a provision for income taxes from continuing operations of $17.2 million that resulted in an effective tax rate of 25.1%. A net discrete tax benefit of $0.8 million was recorded in the third quarter of fiscal 2015.
For the nine months ended July 29, 2016, the Company recorded a benefit for income taxes from continuing operations of $34.0 million that resulted in an effective tax rate of 38.0%. A net discrete tax benefit of $18.2 million was recorded in the nine months ended July 29, 2016, primarily related to the revision of prior year fourth quarter valuation allowance calculations on our domestic China business' deferred tax assets and the reversal of unrecognized tax benefit reserves upon the lapse of the statute of limitations. For the nine months ended July 31, 2015, the Company recorded a provision for income taxes from continuing operations of $55.9 million that resulted in an effective tax rate of 28.9%. A net discrete tax expense of $0.8 million was recorded in the nine months ended July 31, 2015.

16.	Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Nine Months Ended
In thousands, except per share amounts	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Numerator:
Net income (loss) from continuing operations	$128	$51,336	$(55,398)	$137,819
Income from discontinued operations, net of income taxes	—	—	5,466	—
Net income (loss)	$128	$51,336	$(49,932)	$137,819
Denominator:
Weighted average shares outstanding	98,160	97,480	97,977	97,481
Dilutive effect of stock options, performance shares and restricted stock units	1,064	553	—	571
Weighted average shares outstanding assuming dilution	99,224	98,033	97,977	98,052

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.00	$0.53	$(0.57)	$1.41
Income from discontinued operations	—	—	0.06	—
Net income (loss)	$0.00	$0.53	$(0.51)	$1.41

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.00	$0.52	$(0.57)	$1.41
Income from discontinued operations	—	—	0.06	—
Net income (loss)	$0.00	$0.52	$(0.51)	$1.41
In the nine months ended July 29, 2016, the computation of weighted average shares outstanding assuming dilution does not include the effect of stock options, performance shares and restricted stock units because a net loss existed from continuing operations and thus the result would have been antidilutive. Weighted average shares outstanding used for diluted earnings per share from both continuing operations and discontinued operations therefore excludes 4.5 million shares for these antidilutive items as of the nine months ended July 29, 2016.
Options to purchase a weighted average of 2.6 million and 2.7 million shares were excluded from the calculation of diluted earnings per share for continuing operations for the quarters ended July 29, 2016 and July 31, 2015, respectively, as the effect would have been antidilutive. Options to purchase a weighted average of 2.6 million shares were excluded from the calculation of diluted earnings per share for continuing operations for the nine months ended July 31, 2015, as the effect would have been antidilutive.

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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of July 29, 2016 and October 30, 2015. As of July 29, 2016 and October 30, 2015, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of July 29, 2016
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$301	$301	$301	$—
Other Current Assets
Derivatives	$13,191	$13,191	$—	$13,191
Other Accrued Liabilities
Derivatives	$25,489	$25,489	$—	$25,489
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$356,250	$348,535	$—	$348,535
5.125% Senior Notes due 2021	$497,500	$537,750	$—	$537,750
6.625% Senior Notes due 2036	$148,577	$174,077	$—	$174,077

Fair Value Measurements as of October 30, 2015
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$9,831	$9,831	$9,831	$—
Other Current Assets
Derivatives	$20,267	$20,267	$—	$20,267
Other Accrued Liabilities
Derivatives	$10,577	$10,577	$—	$10,577
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$373,668	$—	$373,668
5.125% Senior Notes due 2021	$497,195	$446,680	$—	$446,680
6.625% Senior Notes due 2036	$148,553	$119,310	$—	$119,310
Credit Agreement	$58,600	$58,600	—	$58,600
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

During the nine months ended July 29, 2016, we recognized net income from discontinued operations of $5.5 million, primarily due to losses on contingencies resulting from our former drilling products business that were no longer considered probable, as well as associated inventory that would no longer be utilized.
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including 3,665 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside of the ordinary course of business.
As of July 29, 2016, we were contingently liable to banks, financial institutions and others for approximately $132.6 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other third party provided guarantees in the ordinary course of business. Of this amount, approximately $12.4 million relates to surety bonds and $9.3 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
As a result of the steps the Company has taken to reorganize the business in China, which includes idling manufacturing facilities in Jixi, Jiamusi, Huainan and Wuxi, vendors have placed liens on certain assets of the Company, covering obligations of $8.0 million.
In addition, in the fourth quarter of 2014, we received a subpoena from the SEC's Division of Enforcement concerning our 2012 acquisition of International Mining Machinery Holdings, Limited ("IMM") and related accounting matters. On June 28, 2016, the Staff notified the Company that it had concluded its investigation and, based on the information received through such date, that it did not intend to recommend any enforcement action by the Commission.

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
Operating (loss) income of segments does not include interest income and expense, corporate administration expenses, the provision for income taxes, or any impact in the quarter related to the amortization of the inventory impact of the previous year's fourth quarter mark to market adjustment for our pension and other postretirement benefit plans.

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended July 29, 2016
Net sales	$318,106	$288,273	$—	$(19,827)	$586,552
Operating (loss) income	$(6,686)	$17,388	$(12,274)	$(3,597)	$(5,169)
Interest income	—	—	1,184	—	1,184
Interest expense	—	—	(12,291)	—	(12,291)
(Loss) income before income taxes	$(6,686)	$17,388	$(23,381)	$(3,597)	$(16,276)
Depreciation and amortization	$17,419	$22,253	$837	$—	$40,509
Capital expenditures	$8,068	$2,736	$86	$—	$10,890

Quarter ended July 31, 2015
Net sales	$453,302	$362,559	$—	$(23,678)	$792,183
Operating income (loss)	$40,334	$59,604	$(12,307)	$(5,380)	$82,251
Interest income	—	—	2,543	—	2,543
Interest expense	—	—	(16,219)	—	(16,219)
Income (loss) before income taxes	$40,334	$59,604	$(25,983)	$(5,380)	$68,575
Depreciation and amortization	$22,826	$13,726	$186	$—	$36,738
Capital expenditures	$10,628	$7,398	$—	$—	$18,026

In thousands	Underground	Surface	Corporate	Eliminations	Total
Nine months ended July 29, 2016
Net sales	$935,203	$849,949	$—	$(70,315)	$1,714,837
Operating (loss) income	$(65,953)	$60,823	$(31,531)	$(17,920)	$(54,581)
Interest income	—	—	2,849	—	2,849
Interest expense	—	—	(37,651)	—	(37,651)
(Loss) income before income taxes	$(65,953)	$60,823	$(66,333)	$(17,920)	$(89,383)
Depreciation and amortization	$62,342	$52,876	$2,684	$—	$117,902
Capital expenditures	$22,956	$8,469	$559	$—	$31,984

Nine months ended July 31, 2015
Net sales	$1,261,904	$1,132,981	$—	$(88,306)	$2,306,579
Operating income (loss)	$134,060	$149,786	$(29,642)	$(20,550)	$233,654
Interest income	—	—	8,463	—	8,463
Interest expense	—	—	(48,368)	—	(48,368)
Income (loss) before income taxes	$134,060	$149,786	$(69,547)	$(20,550)	$193,749
Depreciation and amortization	$60,538	$40,672	$1,704	$—	$102,914
Capital expenditures	$24,849	$32,831	$141	$—	$57,821

20.	Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination for most financing receivables. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company beginning on October 31, 2020. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. Companies will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (should be applied prospectively). In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them (should use a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings). Excess tax benefits will be presented as an operating activity on the statement of cash flows rather than as a financing activity (can be applied either retrospectively or prospectively). The guidance also allows companies to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting (should use a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings). Companies will classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (should be applied retrospectively). Furthermore, the guidance allows companies to make a policy election to account for forfeitures as they occur (should use a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings). The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The ASU is effective for the Company beginning on October 28, 2017. We are beginning to evaluate the impact that the adoption of this guidance will have on our financial condition, results of operations and the presentation of our financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The most notable disclosure revisions for public companies include: (1) removing the requirement to disclose the methods for and any changes to significant assumptions used to estimate fair value, (2) requiring an "exit" price to be used when disclosing fair values of financial assets and liabilities measured at amortized cost, and (3) requiring entities to disclose either on the balance sheet or in the notes to the financial statements all financial assets and liabilities grouped by measurement category (i.e., amortized cost or fair value through net income or other comprehensive (loss) income) and form (i.e., securities, loans, receivables, etc.). The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for public entities only as it relates to certain provisions for changes in fair value due to instrument specific credit risk for liabilities measured under the fair value option. The ASU is effective for the Company beginning on October 27, 2018. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. In order to reduce complexities in financial reporting, the Company early adopted the guidance on a prospective basis in the first quarter of fiscal 2016. Prior balance sheets were not retrospectively adjusted. This guidance did not have a significant impact on our financial condition, results of operations or presentation of our financial statements.
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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e., replacement cost, net realizable value, or net realizable value less a normal profit margin). The ASU does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the "estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." The ASU is effective on a prospective basis for the Company beginning on October 28, 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
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

21.	Subsidiary Guarantors for Credit Agreement, Term Loan and 2021 Notes
The following tables present condensed consolidated financial information as of July 29, 2016 and October 30, 2015 and for the quarters and nine months ended July 29, 2016 and July 31, 2015 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the "Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of the Company's foreign subsidiaries and a number of small domestic subsidiaries ("Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Operations Quarter ended July 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$294,676	$471,037	$(179,161)	$586,552
Cost of sales	—	250,211	347,943	(143,560)	454,594
Product development, selling and administrative expenses	12,195	47,189	55,678	(685)	114,377
Restructuring expenses	—	12,562	11,869	—	24,431
Other (income) expense	—	3,423	(5,104)	—	(1,681)
Operating (loss) income	(12,195)	(18,709)	60,651	(34,916)	(5,169)
Intercompany items	13,466	(14,172)	(18,072)	18,778	—
Interest (expense) income, net	(12,252)	579	566	—	(11,107)
(Loss) income before income taxes and equity in income of subsidiaries	(10,981)	(32,302)	43,145	(16,138)	(16,276)
(Benefit) provision for income taxes	(8,012)	(11,690)	3,298	—	(16,404)
Equity in income (loss) of subsidiaries	3,097	12,454	—	(15,551)	—
Net income (loss) from continuing operations	$128	$(8,158)	$39,847	$(31,689)	$128

Comprehensive (loss) income	$(13,032)	$(7,959)	$39,160	$(31,201)	$(13,032)

Condensed Consolidating Statement of Operations Quarter ended July 31, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$430,840	$611,006	$(249,663)	$792,183
Cost of sales	—	320,352	448,222	(193,736)	574,838
Product development, selling and administrative expenses	12,294	51,788	64,471	—	128,553
Restructuring expenses	—	7,294	481	—	7,775
Other (income) expense	—	3,771	(5,005)	—	(1,234)
Operating income (loss)	(12,294)	47,635	102,837	(55,927)	82,251
Intercompany items	16,750	(30,145)	(6,865)	20,260	—
Interest (expense) income, net	(16,068)	1,907	485	—	(13,676)
Income (loss) before income taxes and equity in income of subsidiaries	(11,612)	19,397	96,457	(35,667)	68,575
Provision (benefit) for income taxes	(6,218)	997	22,460	—	17,239
Equity in income of subsidiaries	56,730	3,449	—	(60,179)	—
Net income from continuing operations	$51,336	$21,849	$73,997	$(95,846)	$51,336

Comprehensive income	$13,862	$23,040	$36,608	$(59,648)	$13,862

Condensed Consolidating Statement of Operations Nine months ended July 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$851,801	$1,361,773	$(498,737)	$1,714,837
Cost of sales	—	718,846	1,026,154	(393,671)	1,351,329
Product development, selling and administrative expenses	31,642	134,314	176,161	(684)	341,433
Restructuring expenses	395	39,760	44,329	—	84,484
Other (income) expense	—	4,580	(12,408)	—	(7,828)
Operating (loss) income	(32,037)	(45,699)	127,537	(104,382)	(54,581)
Intercompany items	43,729	(206,525)	117,833	44,963	—
Interest (expense) income, net	(37,552)	1,033	1,717	—	(34,802)
(Loss) income before income taxes and equity in income of subsidiaries	(25,860)	(251,191)	247,087	(59,419)	(89,383)
(Benefit) provision for income taxes	(24,165)	(20,765)	10,945	—	(33,985)
Equity in (loss) income of subsidiaries	(48,237)	145,774	—	(97,537)	—
Net (loss) income from continuing operations	$(49,932)	$(84,652)	$236,142	$(156,956)	$(55,398)

Comprehensive (loss) income	$(57,692)	$(84,137)	$248,213	$(164,076)	$(57,692)

Condensed Consolidating Statement of Operations Nine months ended July 31, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,400,258	$1,616,442	$(710,121)	$2,306,579
Cost of sales	(6,354)	1,026,939	1,191,499	(543,451)	1,668,633
Product development, selling and administrative expenses	35,544	161,298	193,247	—	390,089
Restructuring expenses	252	13,134	6,164	—	19,550
Other (income) expense	68	12,872	(18,287)	—	(5,347)
Operating income (loss)	(29,510)	186,015	243,819	(166,670)	233,654
Intercompany items	50,106	(75,362)	(35,306)	60,562	—
Interest (expense) income, net	(47,449)	5,242	2,302	—	(39,905)
Income (loss) before income taxes and equity in income of subsidiaries	(26,853)	115,895	210,815	(106,108)	193,749
Provision for income taxes	7,920	25,502	22,508	—	55,930
Equity in income of subsidiaries	172,592	18,818	—	(191,410)	—
Net income from continuing operations	$137,819	$109,211	$188,307	$(297,518)	$137,819

Comprehensive (loss) income	$(8,553)	$110,087	$43,757	$(153,844)	$(8,553)

Condensed Consolidating Balance Sheet As of July 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20,584	$4,257	$157,984	$—	$182,825
Accounts receivable, net	—	139,901	517,705	(10,589)	647,017
Inventories	—	404,768	579,967	(88,478)	896,257
Other current assets	7,129	10,966	73,305	—	91,400
Assets held for sale	—	33,547	177	—	33,724
Total current assets	27,713	593,439	1,329,138	(99,067)	1,851,223
Property, plant and equipment, net	19,193	222,504	437,261	(5,015)	673,943
Other assets:
Other intangible assets, net	—	190,987	38,716	—	229,703
Goodwill	—	342,643	8,097	—	350,740
Deferred income taxes	153,869	—	48,594	—	202,463
Other non-current assets	2,437,379	1,862,532	3,178,408	(7,352,974)	125,345
Total other assets	2,591,248	2,396,162	3,273,815	(7,352,974)	908,251
Total assets	$2,638,154	$3,212,105	$5,040,214	$(7,457,056)	$3,433,417
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$28,125	$—	$4,420	$—	$32,545
Trade accounts payable	2,238	80,060	149,415	—	231,713
Employee compensation and benefits	6,445	26,227	43,668	—	76,340
Advance payments and progress billings	—	71,188	136,281	(10,032)	197,437
Accrued warranties	—	13,322	27,966	—	41,288
Other accrued liabilities	90,009	55,425	71,591	(7,156)	209,869
Current liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	126,817	246,222	433,341	(17,188)	789,192
Long-term obligations	974,202	—	45	—	974,247
Other liabilities:
Liabilities for postretirement benefits	17,546	—	—	—	17,546
Accrued pension costs	160,894	—	—	—	160,894
Other non-current liabilities	(14,151)	10,439	122,404	—	118,692
Total other liabilities	164,289	10,439	122,404	—	297,132
Shareholders’ equity	1,372,846	2,955,444	4,484,424	(7,439,868)	1,372,846
Total liabilities and shareholders’ equity	$2,638,154	$3,212,105	$5,040,214	$(7,457,056)	$3,433,417

Condensed Consolidating Balance Sheet As of October 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$581	$2,008	$100,296	$—	$102,885
Accounts receivable, net	—	214,381	597,826	(134)	812,073
Inventories	—	508,774	607,461	(108,310)	1,007,925
Other current assets	58,441	15,610	71,508	—	145,559
Total current assets	59,022	740,773	1,377,091	(108,444)	2,068,442
Property, plant and equipment, net	21,318	297,476	478,253	(5,015)	792,032
Other assets:
Other intangible assets, net	—	207,891	47,819	—	255,710
Goodwill	—	346,348	8,273	—	354,621
Deferred income taxes	49,660	—	69,253	—	118,913
Other non-current assets	2,740,518	2,078,294	2,517,110	(7,213,194)	122,728
Total other assets	2,790,178	2,632,533	2,642,455	(7,213,194)	851,972
Total assets	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$7,571	$—	$26,321
Trade accounts payable	3,342	96,891	175,556	—	275,789
Employee compensation and benefits	5,843	36,527	47,965	—	90,335
Advance payments and progress billings	—	100,312	149,795	(20,637)	229,470
Accrued warranties	—	19,027	33,119	—	52,146
Other accrued liabilities	76,650	60,228	100,660	(12,261)	225,277
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	104,585	324,567	514,666	(32,898)	910,920
Long-term obligations	1,060,598	—	45	—	1,060,643
Other liabilities:
Liabilities for postretirement benefits	18,662	878	—	—	19,540
Accrued pension costs	159,594	8,406	7,699	—	175,699
Other non-current liabilities	81,595	8,325	35,715	—	125,635
Total other liabilities	259,851	17,609	43,414	—	320,874
Shareholders’ equity	1,445,484	3,328,606	3,939,674	(7,293,755)	1,420,009
Total liabilities and shareholders’ equity	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446

Condensed Consolidating Statement of Cash Flows Nine months ended July 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$101,711	$(3,527)	$80,599	$178,783
Investing Activities:
Property, plant and equipment acquired	(559)	(7,538)	(23,887)	(31,984)
Proceeds from sale of property, plant and equipment	—	13,314	6,764	20,078
Other investing activities, net	184	—	—	184
Net cash (used) provided by investing activities	(375)	5,776	(17,123)	(11,722)
Financing Activities:
Dividends paid	(2,972)	—	—	(2,972)
Repayments of term loan	(18,750)	—	—	(18,750)
Payments on credit agreement	(58,600)	—	—	(58,600)
Repayments of short-term debt	—	—	(3,214)	(3,214)
Financing fees	(1,011)	—	—	(1,011)
Net cash used by financing activities	(81,333)	—	(3,214)	(84,547)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,574)	(2,574)
Increase in Cash and Cash Equivalents	20,003	2,249	57,688	79,940
Cash and Cash Equivalents at Beginning of Period	581	2,008	100,296	102,885
Cash and Cash Equivalents at End of Period	$20,584	$4,257	$157,984	$182,825

Condensed Consolidating Statement of Cash Flows Nine months ended July 31, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities	76,032	14,392	78,290	168,714
Investing Activities:
Acquisition of business, net of cash acquired	—	—	(114,353)	(114,353)
Property, plant and equipment acquired	(141)	(17,429)	(40,251)	(57,821)
Proceeds from sale of property, plant and equipment	942	214	2,915	4,071
Other investing activities, net	(1,227)	—	1,852	625
Net cash used by investing activities	(426)	(17,215)	(149,837)	(167,478)
Financing Activities:
Common stock issued	2,853	—	—	2,853
Dividends paid	(58,456)	—	—	(58,456)
Repayments of short-term debt	—	(11,634)	89	(11,545)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	—	—	261
Net cash (used) provided by financing activities	(105,342)	(11,634)	89	(116,887)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(13,640)	(13,640)
Decrease in Cash and Cash Equivalents	(29,736)	(14,457)	(85,098)	(129,291)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$25,138	$1,972	$113,790	$140,900

22.	Subsidiary Guarantors for 2036 Notes
The following tables present condensed consolidated financial information as of July 29, 2016 and October 30, 2015 and for the quarters and nine months ended July 29, 2016 and July 31, 2015 for: (a) the Company; (b) on a combined basis, the guarantors of the 2036 Notes issued in November 2006, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the "Supplemental Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of the Company's foreign subsidiaries and a number of small domestic subsidiaries (the "Supplemental Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Operations Quarter ended July 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$296,926	$468,787	$(179,161)	$586,552
Cost of sales	—	251,950	346,204	(143,560)	454,594
Product development, selling and administrative expenses	12,195	47,345	55,521	(684)	114,377
Restructuring expenses	—	12,563	11,868	—	24,431
Other (income) expense	—	3,421	(5,102)	—	(1,681)
Operating (loss) income	(12,195)	(18,353)	60,296	(34,917)	(5,169)
Intercompany items	13,466	(14,173)	(18,071)	18,778	—
Interest (expense) income, net	(12,252)	581	564	—	(11,107)
(Loss) income before income taxes and equity in income of subsidiaries	(10,981)	(31,945)	42,789	(16,139)	(16,276)
(Benefit) provision for income taxes	(8,012)	(11,660)	3,268	—	(16,404)
Equity in income (loss) of subsidiaries	3,097	12,128	—	(15,225)	—
Net income (loss) from continuing operations	$128	$(8,157)	$39,521	$(31,364)	$128

Comprehensive (loss) income	$(13,032)	$(7,958)	$38,834	$(30,876)	$(13,032)

Condensed Consolidating Statement of Operations Quarter ended July 31, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$432,882	$608,964	$(249,663)	$792,183
Cost of sales	—	322,255	446,319	(193,736)	574,838
Product development, selling and administrative expenses	12,294	51,788	64,471	—	128,553
Restructuring expenses	—	7,294	481	—	7,775
Other (income) expense	—	3,769	(5,003)	—	(1,234)
Operating income (loss)	(12,294)	47,776	102,696	(55,927)	82,251
Intercompany items	16,750	(30,145)	(6,865)	20,260	—
Interest (expense) income, net	(16,068)	1,863	529	—	(13,676)
Income (loss) before income taxes and equity in income of subsidiaries	(11,612)	19,494	96,360	(35,667)	68,575
Provision (benefit) for income taxes	(6,218)	997	22,460	—	17,239
Equity in income of subsidiaries	56,730	26,378	—	(83,108)	—
Net income from continuing operations	$51,336	$44,875	$73,900	$(118,775)	$51,336

Comprehensive income	$13,862	$46,066	$36,511	$(82,577)	$13,862

Condensed Consolidating Statement of Operations Nine months ended July 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$857,961	$1,355,613	$(498,737)	$1,714,837
Cost of sales	—	723,843	1,021,157	(393,671)	1,351,329
Product development, selling and administrative expenses	31,642	134,775	175,700	(684)	341,433
Restructuring expenses	395	39,760	44,329	—	84,484
Other (income) expense	—	4,567	(12,395)	—	(7,828)
Operating (loss) income	(32,037)	(44,984)	126,822	(104,382)	(54,581)
Intercompany items	43,729	(206,525)	117,833	44,963	—
Interest (expense) income, net	(37,552)	1,056	1,694	—	(34,802)
(Loss) income before income taxes and equity in income of subsidiaries	(25,860)	(250,453)	246,349	(59,419)	(89,383)
(Benefit) provision for income taxes	(24,165)	(20,989)	11,169	—	(33,985)
Equity in (loss) income of subsidiaries	(48,237)	144,812	—	(96,575)	—
Net (loss) income from continuing operations	$(49,932)	$(84,652)	$235,180	$(155,994)	$(55,398)

Comprehensive (loss) income	$(57,692)	$(84,137)	$247,251	$(163,114)	$(57,692)

Condensed Consolidating Statement of Operations Nine months ended July 31, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,405,663	$1,611,037	$(710,121)	$2,306,579
Cost of sales	(6,354)	1,032,345	1,186,093	(543,451)	1,668,633
Product development, selling and administrative expenses	35,544	161,298	193,247	—	390,089
Restructuring expenses	252	13,134	6,164	—	19,550
Other (income) expense	68	12,863	(18,278)	—	(5,347)
Operating income (loss)	(29,510)	186,023	243,811	(166,670)	233,654
Intercompany items	50,106	(75,362)	(35,306)	60,562	—
Interest (expense) income, net	(47,449)	4,999	2,545	—	(39,905)
Income (loss) before income taxes and equity in income of subsidiaries	(26,853)	115,660	211,050	(106,108)	193,749
Provision for income taxes	7,920	25,488	22,522	—	55,930
Equity in income of subsidiaries	172,592	41,747	—	(214,339)	—
Net income from continuing operations	$137,819	$131,919	$188,528	$(320,447)	$137,819

Comprehensive (loss) income	$(8,553)	$132,795	$43,978	$(176,773)	$(8,553)

Condensed Consolidating Balance Sheet As of July 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20,584	$4,384	$157,857	$—	$182,825
Accounts receivable, net	—	140,809	516,797	(10,589)	647,017
Inventories	—	410,176	574,559	(88,478)	896,257
Other current assets	7,129	11,615	72,656	—	91,400
Assets held for sale	—	33,547	177	—	33,724
Total current assets	27,713	600,531	1,322,046	(99,067)	1,851,223
Property, plant and equipment, net	19,193	223,938	435,827	(5,015)	673,943
Other assets:
Other intangible assets, net	—	190,987	38,716	—	229,703
Goodwill	—	342,643	8,097	—	350,740
Deferred income taxes	153,869	—	48,594	—	202,463
Other non-current assets	2,437,379	1,891,233	3,149,707	(7,352,974)	125,345
Total other assets	2,591,248	2,424,863	3,245,114	(7,352,974)	908,251
Total assets	$2,638,154	$3,249,332	$5,002,987	$(7,457,056)	$3,433,417
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$28,125	$—	$4,420	$—	$32,545
Trade accounts payable	2,238	80,289	149,186	—	231,713
Employee compensation and benefits	6,445	26,308	43,587	—	76,340
Advance payments and progress billings	—	71,227	136,242	(10,032)	197,437
Accrued warranties	—	13,322	27,966	—	41,288
Other accrued liabilities	90,009	55,465	71,551	(7,156)	209,869
Current liabilities of discontinued operations	—	—	—	—	—
Total current liabilities	126,817	246,611	432,952	(17,188)	789,192
Long-term obligations	974,202	—	45	—	974,247
Other liabilities:
Liabilities for postretirement benefits	17,546	—	—	—	17,546
Accrued pension costs	160,894	—	—	—	160,894
Other non-current liabilities	(14,151)	10,439	122,404	—	118,692
Total other liabilities	164,289	10,439	122,404	—	297,132
Shareholders’ equity	1,372,846	2,992,283	4,447,585	(7,439,868)	1,372,846
Total liabilities and shareholders’ equity	$2,638,154	$3,249,333	$5,002,986	$(7,457,056)	$3,433,417

Condensed Consolidating Balance Sheet As of October 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$581	$2,008	$100,296	$—	$102,885
Accounts receivable, net	—	214,381	597,826	(134)	812,073
Inventories	—	508,774	607,461	(108,310)	1,007,925
Other current assets	58,441	15,610	71,508	—	145,559
Total current assets	59,022	740,773	1,377,091	(108,444)	2,068,442
Property, plant and equipment, net	21,318	297,476	478,253	(5,015)	792,032
Other assets:
Other intangible assets, net	—	207,891	47,819	—	255,710
Goodwill	—	346,348	8,273	—	354,621
Deferred income taxes	49,660	—	69,253	—	118,913
Other non-current assets	2,740,518	2,078,294	2,517,110	(7,213,194)	122,728
Total other assets	2,790,178	2,632,533	2,642,455	(7,213,194)	851,972
Total assets	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$18,750	$—	$7,571	$—	$26,321
Trade accounts payable	3,342	96,891	175,556	—	275,789
Employee compensation and benefits	5,843	36,527	47,965	—	90,335
Advance payments and progress billings	—	100,312	149,795	(20,637)	229,470
Accrued warranties	—	19,027	33,119	—	52,146
Other accrued liabilities	76,650	60,228	100,660	(12,261)	225,277
Current liabilities of discontinued operations	—	11,582	—	—	11,582
Total current liabilities	104,585	324,567	514,666	(32,898)	910,920
Long-term obligations	1,060,598	—	45	—	1,060,643
Other liabilities:
Liabilities for postretirement benefits	18,662	878	—	—	19,540
Accrued pension costs	159,594	8,406	7,699	—	175,699
Other non-current liabilities	81,595	8,325	35,715	—	125,635
Total other liabilities	259,851	17,609	43,414	—	320,874
Shareholders’ equity	1,445,484	3,328,606	3,939,674	(7,293,755)	1,420,009
Total liabilities and shareholders’ equity	$2,870,518	$3,670,782	$4,497,799	$(7,326,653)	$3,712,446

Condensed Consolidating Statement of Cash Flows Nine months ended July 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$101,711	$(3,400)	$80,472	$178,783
Investing Activities:
Property, plant and equipment acquired	(559)	(7,538)	(23,887)	(31,984)
Proceeds from sale of property, plant and equipment	—	13,314	6,764	20,078
Other investing activities, net	184	—	—	184
Net cash (used) provided by investing activities	(375)	5,776	(17,123)	(11,722)
Financing Activities:
Dividends paid	(2,972)	—	—	(2,972)
Repayments of term loan	(18,750)	—	—	(18,750)
Payments on credit agreement	(58,600)	—	—	(58,600)
Repayments of short-term debt	—	—	(3,214)	(3,214)
Financing fees	(1,011)	—	—	(1,011)
Net cash used by financing activities	(81,333)	—	(3,214)	(84,547)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,574)	(2,574)
Increase in Cash and Cash Equivalents	20,003	2,376	57,561	79,940
Cash and Cash Equivalents at Beginning of Period	581	2,008	100,296	102,885
Cash and Cash Equivalents at End of Period	$20,584	$4,384	$157,857	$182,825

Condensed Consolidating Statement of Cash Flow Nine months ended July 31, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities	76,032	14,882	77,800	168,714
Investing Activities:
Acquisition of business, net of cash acquired	—	—	(114,353)	(114,353)
Property, plant and equipment acquired	(141)	(17,429)	(40,251)	(57,821)
Proceeds from sale of property, plant and equipment	942	214	2,915	4,071
Other investing activities, net	(1,227)	—	1,852	625
Net cash used by investing activities	(426)	(17,215)	(149,837)	(167,478)
Financing Activities:
Common stock issued	2,853	—	—	2,853
Dividends paid	(58,456)	—	—	(58,456)
Repayments of short-term debt	—	(11,634)	89	(11,545)
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	—	—	261
Net cash (used) provided by financing activities	(105,342)	(11,634)	89	(116,887)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(13,640)	(13,640)
Decrease in Cash and Cash Equivalents	(29,736)	(13,967)	(85,588)	(129,291)
Cash and Cash Equivalents at Beginning of Period	54,874	16,429	198,888	270,191
Cash and Cash Equivalents at End of Period	$25,138	$2,462	$113,300	$140,900

23.	Subsequent Events
On September 1, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on October 3, 2016 to all shareholders of record at the close of business on September 19, 2016.
Additionally, on August 5, 2016 we completed the sale our steel mill business to Nucor Corporation. The steel mill business was sold for $28.8 million, subject to a working capital adjustment.

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
Pending Merger with Komatsu America

On July 21, 2016, we entered into the Merger Agreement with Komatsu America, Merger Sub and (solely for the purposes specified in the Merger Agreement) Komatsu Ltd., providing for the merger of Merger Sub with and into Joy Global, with Joy Global surviving the Merger as a wholly owned subsidiary of Komatsu America. At the effective time of the Merger, each outstanding share of Joy Global common stock (other than dissenting shares and shares owned by Joy Global, Komatsu America or any of their respective subsidiaries) will be cancelled and converted into the right to receive $28.30 per share in cash, without interest.
The closing of the Merger is subject to the satisfaction or waiver of various closing conditions, including (i) the approval of the Merger Agreement by the holders of a majority of our outstanding shares of common stock, (ii) the receipt of specified required regulatory approvals in agreed jurisdictions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the absence of any law, judgment or injunction prohibiting the consummation of the Merger, (iv) the accuracy of each party’s representations and warranties, (v) each party’s performance in all material respects of its obligations under the Merger Agreement and (vi) no "Company Material Adverse Effect," as defined in the Merger Agreement, having occurred with respect to Joy Global. The Merger is not subject to any financing condition.
We and Komatsu America are required to use reasonable best efforts to take all actions necessary to complete the Merger. We are also subject to customary representations, warranties and covenants under the Merger Agreement, including covenants (i) to conduct our business in the ordinary course prior to the completion of the Merger, (ii) not to engage in certain types of transactions during this period without the prior written consent of Komatsu America, (iii) to convene and hold a meeting of our shareholders for the purpose of obtaining shareholder approval of the Merger and (iv) to refrain from soliciting alternative acquisition proposals or providing information to or participating in discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions that would be reasonably expected to lead to a Superior Company Proposal, as defined in the Merger Agreement.
The Merger Agreement contains customary termination rights, including that we or Komatsu America may terminate the Merger Agreement (i) if the Merger is not completed on or prior to July 21, 2017, subject to extension by either party for up to two sequential three-month periods for the purpose of obtaining regulatory approvals, (ii) a governmental entity has issued a final and non-appealable order permanently enjoining or prohibiting the Merger (subject to certain limitations set forth in the Merger Agreement), or (iii) the Merger Agreement is not approved by our shareholders. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, including termination by either party because our shareholders do not approve the Merger Agreement or because we enter into another agreement with respect to a Superior Company Proposal, we would be required to pay Komatsu America termination fee of $75.0 million. If the Merger Agreement is terminated under other specified circumstances, including because the required regulatory approvals have not been obtained or because the transaction has been enjoined, Komatsu America would be required to pay us a termination fee of $150.0 million.
For further information regarding the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed on July 21, 2016, our preliminary proxy statement filed on August 15, 2016 and the Merger Agreement, which is attached as Annex A thereto. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement.
Operating Results

Quarter Ended July 29, 2016 Compared With Quarter Ended July 31, 2015
Net sales in the third quarter of fiscal 2016 were $586.6 million, compared to $792.2 million in the third quarter of fiscal 2015. The decrease in net sales of $205.6 million, or 26%, in the current year third quarter reflected a decrease in original equipment sales of $81.8 million, or 41%, and a decrease in service sales of $123.8 million, or 21%. Original equipment sales decreased in all regions except Eurasia. The decline in original equipment sales was led by Australia which decreased by $38.6 million. Service sales decreased in all regions except Eurasia, as well. The decline in service sales was led by North America, which decreased by $76.9 million. Compared to the prior year third quarter, net sales in the third quarter of fiscal 2016 included a $22.6 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Operating loss in the third quarter of fiscal 2016 was $5.2 million, or 1% of net sales, compared to operating income of $82.3 million, or 10% of net sales, in the third quarter of fiscal 2015. The decrease in operating income of $87.4 million compared to the third quarter of fiscal 2015 was primarily due to lower sales volumes of $83.4 million, higher restructuring charges of $16.7 million and lower net manufacturing cost absorption of $12.2 million. These items were partially offset by favorable period costs (defined as any costs of sales other than those costs associated with selling inventory at standard costs) of $14.6 million and lower product development, selling, and administrative expenses of $13.9 million.
Net income from continuing operations was $0.1 million, or $0.00 per diluted share, in the third quarter of fiscal 2016, compared to $51.3 million, or $0.52 per diluted share, in the third quarter of fiscal 2015.
Bookings in the third quarter of fiscal 2016 were $526.6 million, compared to $635.1 million in the third quarter of fiscal 2015. The decrease in bookings of $108.4 million, or 17%, in the third quarter of fiscal 2016 reflected a decrease in original equipment bookings of $45.3 million, or 46%, and a decrease in service bookings of $63.1 million, or 12%. Original equipment bookings decreased in North America, China and Eurasia by $30.1 million, $20.1 million and $12.0 million, respectively, with increases in the other regions. Service bookings decreased in all regions. The decline in service bookings was led by North America, Africa and Latin America, which decreased by $19.5 million, $16.8 million and $16.5 million, respectively. Compared to the prior year third quarter, bookings in the third quarter of fiscal 2016 included a $39.7 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the British pound sterling and the South African rand relative to the U.S. dollar.
Nine Months Ended July 29, 2016 Compared With Nine Months Ended July 31, 2015
Net sales in the first nine months of fiscal 2016 were $1.7 billion, compared to $2.3 billion in the first nine months of fiscal 2015. The decrease in net sales of $591.7 million, or 26%, in the first nine months of the current year reflected a decrease in original equipment sales of $231.1 million, or 38%, and a decrease in service sales of $360.7 million, or 21%. Original equipment sales decreased in all regions except North America and Eurasia. The decline in original equipment sales was led by Latin America and China, which decreased by $104.2 million and $75.4 million, respectively. Service sales decreased in all regions except Eurasia. The decline in service sales was led by North America, which decreased by $299.6 million. Compared to the first nine months of the prior year, net sales in the first nine months of fiscal 2016 included a $77.9 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Operating loss in the first nine months of fiscal 2016 was $54.6 million, or 3% of net sales, compared to operating income of $233.7 million, or 10% of net sales, in the first nine months of fiscal 2015. The decrease in operating income of $288.2 million compared to the first nine months of fiscal 2015 was primarily due to lower sales volumes of $232.3 million, higher restructuring charges of $64.9 million, lower net manufacturing cost absorption of $42.5 million and less favorable product mix of $21.7 million. These items were partially offset by lower product development, selling, and administrative expenses of $40.7 million (despite the $6.4 million release of a portion of the fiscal 2015 mark to market pension adjustments that was initially capitalized to inventory) and favorable period costs of $30.1 million.
Net loss from continuing operations was $55.4 million, or $0.57 per diluted share, in the first nine months of fiscal 2016, compared to net income of $137.8 million, or $1.41 per diluted share, in the first nine months of fiscal 2015.
Bookings in the first nine months of fiscal 2016 were $1.8 billion, compared to $2.1 billion in the first nine months of fiscal 2015. The decrease in bookings of $322.9 million, or 16%, in the first nine months of the current year reflected a decrease in original equipment bookings of $85.8 million, or 20%, and a decrease in service bookings of $237.1 million, or 14%. Original equipment bookings decreased in all regions except Eurasia and Australia. The decline in original equipment bookings was led by North America and China, which decreased by $82.4 million and $64.2 million, respectively. Service bookings decreased in all regions except Eurasia. The decline in service bookings was led by North America which decreased by $211.8 million. Compared to the first nine months of the prior year, bookings in the first nine months of fiscal 2016 included a $96.3 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand, the British pound sterling and the Australian dollar relative to the U.S. dollar.
Market Outlook
Although global economic growth showed signs of marginal improvement at the start of the third quarter, activity for most of the year has remained sluggish with global growth tracking below expectations. Continued challenges across most emerging economies, along with marginal growth in developed economies, has resulted in a growth profile tracking at a slight decline from 2015.
Copper markets have proven to be resilient in recent months. Strong supply growth has kept a ceiling on prices despite Chinese imports increasing through July. While global copper markets are expected to return to a deficit in 2018, the next two years are expected to be in surplus and will likely keep prices range bound.
U.S. coal markets have remained under immense pressure for over four years. The increase in natural gas prices has contributed to June having the highest monthly total tons of coal being used for electricity generation since last September. Further helping domestic coal markets has been the recent rise in U.S. temperatures with year-over-year increases in cooling degree days observed in seven of the last eight weeks. Although regulatory pressures on U.S. coal markets persist, these current dynamics are slowly helping to reduce inventories and rebalance markets.
Global steel production during the second quarter was flat versus the year ago period but up modestly sequentially driven by normal seasonal construction patterns as well as global stimulus programs. The sequential rebound had been expected and provided support to global metallurgical coal and iron ore markets during the quarter.
Metallurgical coal spot prices have increased in recent weeks driven by tighter supply and sequentially improving demand. However, the market remains delicately balanced and given that Chinese imports are unlikely to continue to grow at the annual pace they have to date, a pullback in metallurgical coal spot prices over the next three to six months is expected.
Conditions in iron ore markets have improved in the past two months, largely driven by the sequential improvement in steel production. Year-to-date Chinese iron ore imports have increased over 2015, which has supported spot price averages since July. While modestly improved demand has contributed to the recent price increase, iron ore prices are expected to be lower in the second half of the calendar year as new seaborne supply reaches the market.
Despite the headwinds to global growth during the first half of the year, certain commodity prices have recently improved. However, this development has been driven more by supply rationalization as opposed to strengthening demand and should be viewed in that context. As commodity markets continue to rebalance, some volatility in pricing will likely remain as conditions in individual markets vary. Notwithstanding recent modest commodity price increases, the mining industry continues to face many challenges, and market conditions are expected to remain weak through 2017. Over the past quarter, the global mining equipment capital spending outlook has worsened with the current projection for 2017 reflecting a year-over-year decline in spending.
Company Outlook
Safety performance in the mining industry continues to be a critically important metric that our customers monitor, and it is at the heart of what we do, as well. Over the last twelve months, we’ve had fifteen manufacturing and service facilities that have achieved zero recordable incidents over that period. It’s a great achievement for our company and a core focus for us as we continue to see our facility footprint change around the world.
Our teams remain focused on driving our strategic objectives and we realized several successes during the quarter. In hard rock, we saw strong order rates in the quarter on our Montabert drifter (rock drill) product line, and our underground twenty-two tonne LHD (load-haul dump) continued to perform well in trials. Additionally we delivered our heavy continuous miner systems into salt and gypsum mines during the quarter. The growth we are driving in underground hard rock and a variety of industrial mineral applications is helping to partially mitigate significant pressures in our coal markets around the world.
While the recent increase in certain commodity prices is positive, the outlook remains tepid and the financial condition of our customers is challenged, which will continue to impact both the timing and level of our incoming orders through 2017.
In light of persistent difficult market conditions, we remain focused on reducing our cost base, accelerating the implementation of our footprint optimization plans and actively monetizing non-core assets.

Results of Operations
Quarter Ended July 29, 2016 Compared With Quarter Ended July 31, 2015
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Operations:

	Quarter Ended
In thousands	July 29, 2016	July 31, 2015	$ Change	% Change
Net Sales
Underground	$318,106	$453,302	$(135,196)	(30)
Surface	288,273	362,559	(74,286)	(20)
Eliminations	(19,827)	(23,678)	3,851
Total Sales	$586,552	$792,183	$(205,631)	(26)
Underground net sales in the third quarter of fiscal 2016 were $318.1 million, compared to $453.3 million in the third quarter of fiscal 2015. The decrease in Underground net sales of $135.2 million, or 30%, in the third quarter of fiscal 2016 reflected a decrease in original equipment sales of $60.4 million, or 40%, and a decrease in service sales of $74.8 million, or 25%. Original equipment sales increased in North America and Eurasia, with decreases in all other regions except Latin America, which was flat. The decline in original equipment sales was led by Australia and China which decreased by $41.8 million and $25.3 million, respectively. Service sales decreased in all regions except Latin America and Eurasia. The decline in service sales was led by North America and China, which decreased by $47.3 million and $27.2 million, respectively. Compared to the third quarter of fiscal 2015, Underground net sales in the third quarter of fiscal 2016 included a $17.8 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Surface net sales in the third quarter of fiscal 2016 were $288.3 million, compared to $362.6 million in the third quarter of fiscal 2015. The decrease in Surface net sales of $74.3 million, or 20%, in the third quarter of fiscal 2016 reflected a decrease in original equipment sales of $17.6 million, or 31%, and a decrease in service sales of $56.7 million, or 19%. Original equipment sales decreased in all regions except Australia. The decline in original equipment sales was led by Latin America, which decreased by $16.5 million. Service sales decreased in all regions except Eurasia. The decline in service sales was led by North America, which decreased by $35.0 million. Compared to the third quarter of fiscal 2015, Surface net sales in the third quarter of fiscal 2016 included a $4.8 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand, the Chilean peso and the Australian dollar relative to the U.S. dollar.
Operating (Loss) Income
The following table sets forth the operating (loss) income included in our Condensed Consolidated Statements of Operations:

	Quarter Ended
	July 29, 2016		July 31, 2015
	Operating		Operating
In thousands	(Loss) Income	% of Net Sales	Income (Loss)	% of Net Sales
Operating (Loss) Income
Underground	$(6,686)	(2)	$40,334	9
Surface	17,388	6	59,604	16
Corporate Expense	(12,274)		(12,307)
Eliminations	(3,597)		(5,380)
Total Operating (Loss) Income	$(5,169)	(1)	$82,251	10
Underground operating loss in the third quarter of fiscal 2016 was $6.7 million, or 2% of net sales, compared to operating income of $40.3 million, or 9% of net sales, in the third quarter of fiscal 2015. The decrease in Underground operating income of $47.0 million compared to the third quarter of fiscal 2015 was primarily due to lower sales volumes of $51.7 million, higher restructuring charges of $7.4 million and lower net manufacturing cost absorption of $7.8 million. These items were partially offset by lower product development, selling and administrative expenses of $14.5 million and favorable period costs of $6.3 million.
Surface operating income in the third quarter of fiscal 2016 was $17.4 million, or 6% of net sales, compared to $59.6 million, or 16% of net sales, in the third quarter of fiscal 2015. The decrease in Surface operating income of $42.2 million compared to the third quarter of fiscal 2015 was primarily due to lower sales volumes of $33.3 million and higher restructuring charges of $9.3 million, partially offset by favorable period costs of $8.3 million.
Corporate expense in the third quarter of fiscal 2016 was $12.3 million, compared to $12.3 million in the third quarter of fiscal 2015.
Product Development, Selling and Administrative Expenses
Product development, selling and administrative expenses in the third quarter of fiscal 2016 was $114.4 million, or 19% of net sales, compared to $128.6 million, or 16% of net sales, in the third quarter of fiscal 2015. The decrease in product development, selling and administrative expenses of $14.2 million, or 11%, was primarily due to headcount reductions, as well as other savings from the Company's cost reduction programs. In addition, the Company incurred lower commissions on lower sales volumes, as well as reduced bad debt expense and litigation charges during the current year. These cost decreases were partially offset by higher overall incentive based compensation.
Restructuring Expenses
Restructuring expenses in the third quarter of fiscal 2016 were $24.4 million, compared to $7.8 million in the third quarter of fiscal 2015. The increase in restructuring expenses of $16.7 million was due to the Company's continued implementation of cost reduction initiatives in response to the adverse market conditions. These costs included entering into severance and termination agreements and full or partial closures or idling of certain facilities, primarily in China and North America, in order to better align the Company's overall cost structure with anticipated levels of future demand.
The restructuring expenses include impairment charges for property, plant and equipment. During the quarter ended July 29, 2016, we assessed for impairment the long-lived assets of an asset group in China. This assessment was performed as a result of our decision to idle certain facilities in China in the third quarter of fiscal 2016 due to the continued market challenges in that region. As a result of such assessment, it was determined that the cash flows associated with this asset group would be insufficient to support their carrying value. A valuation was performed over property, plant and equipment using the market approach for real property. Personal property was valued primarily using the cost approach. As a result of this analysis, we recorded non-cash, pre-tax impairment charges of $1.8 million for the quarter ended July 29, 2016 for our Underground segment related to such property, plant, and equipment.
Net Interest Expense
Net interest expense in the third quarter of fiscal 2016 was $11.1 million, compared to $13.7 million in the third quarter of fiscal 2015. The decrease in net interest expense of $2.6 million, or 19%, was primarily due to fourth quarter fiscal 2015 redemption of the $250.0 million aggregate principal amount of our 6% Senior Notes due 2016 (the "2016 Senior Notes"). The reduction was partially offset by an increase in interest expense on our term loan and revolving credit facility due to our lower credit rating and a decrease in interest bearing assets as a result of the fourth quarter fiscal 2015 customer payment of a long-term receivable.
Provision for Income Taxes
In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the quarter ended July 29, 2016, the Company determined that the estimated annual effective rate method would not provide for a reliable estimate due to the volatility of income tax (benefit) expense resulting from modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the quarter ended July 29, 2016 based on the actual effective rate (i.e., the “cut-off” method). The effective tax rate for the quarter ended July 31, 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.
The benefit for income taxes in the third quarter of fiscal 2016 was $16.4 million, compared to a provision of $17.2 million in the third quarter of fiscal 2015. On a GAAP basis, the effective income tax rate was 100.8% in the third quarter of fiscal 2016, compared to 25.1% in the third quarter of fiscal 2015. The change in the effective tax rate for the quarter, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings and a change in the net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit. A net discrete tax benefit of $11.2 million was recorded in the third quarter of fiscal 2016, compared to a benefit of $0.8 million in the third quarter of fiscal 2015. The fiscal 2016 net discrete tax benefit primarily related to the reversal of unrecognized tax benefit reserves upon the lapse of the statute of limitations.
Bookings
Bookings represent new customer orders for original equipment and services. Services bookings include orders for parts, components and rebuilds, but are exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the period. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended July 29, 2016 and July 31, 2015 were as follows:

	Quarter Ended
In thousands	July 29, 2016	July 31, 2015	$ Change	% Change
Bookings
Underground	$290,471	$365,705	$(75,234)	(21)
Surface	247,289	325,617	(78,328)	(24)
Eliminations	(11,138)	(56,269)	45,131
Total Bookings	$526,622	$635,053	$(108,431)	(17)
Underground bookings in the third quarter of fiscal 2016 were $290.5 million, compared to $365.7 million in the third quarter of fiscal 2015. The decrease in Underground bookings of $75.2 million, or 21%, in the third quarter of fiscal 2016 reflected a decrease in original equipment bookings of $42.9 million, or 47%, and a decrease in service bookings of $32.3 million, or 12%. Original equipment bookings decreased in North America, China and Eurasia by $29.5 million, $19.8 million and $11.0 million, respectively, with increases in the other regions. Service bookings decreased in all regions except Latin America and Australia. The decline in service bookings was led by North America, which decreased by $23.1 million. Compared to the third quarter of fiscal 2015, Underground bookings in the third quarter of fiscal 2016 included a $36.5 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the British pound sterling and the South African rand relative to the U.S. dollar.
Surface bookings in the third quarter of fiscal 2016 were $247.3 million, compared to $325.6 million in the third quarter of fiscal 2015. The decrease in Surface bookings of $78.3 million, or 24%, in the third quarter of fiscal 2016 reflected a decrease in original equipment bookings of $38.8 million, or 88%, and a decrease in service bookings of $39.5 million, or 14%. Original equipment bookings decreased in all regions except Latin America. The decline in original equipment bookings was led by North America, which decreased by $31.8 million. Service bookings decreased in all regions. The decline in service bookings was led by Latin America, which decreased by $18.8 million. Compared to the third quarter of fiscal 2015, Surface bookings in the third quarter of fiscal 2016 included a $3.2 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the South African rand and the Australian dollar relative to the U.S. dollar.

Nine Months Ended July 29, 2016 Compared With Nine Months Ended July 31, 2015
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended
In thousands	July 29, 2016	July 31, 2015	$ Change	% Change
Net Sales
Underground	$935,203	$1,261,904	$(326,701)	(26)
Surface	849,949	1,132,981	(283,032)	(25)
Eliminations	(70,315)	(88,306)	17,991
Total Sales	$1,714,837	$2,306,579	$(591,742)	(26)
Underground net sales in the first nine months of fiscal 2016 were $935.2 million, compared to $1.3 billion in the first nine months of fiscal 2015. The decrease in Underground net sales of $326.7 million, or 26%, in the first nine months of fiscal 2016 reflected a decrease in original equipment sales of $115.7 million, or 31%, and a decrease in service sales of $211.0 million, or 24%. Original equipment sales decreased in all regions except Latin America, which was flat, and Eurasia. The decline in original equipment sales was led by China, which decreased by $60.6 million. Service sales decreased in North America, China and Africa by $179.4 million, $54.6 million and $32.3 million, respectively, with increases in the other regions. Compared to the firs

t nine months of fiscal 2015, Underground net sales in the first nine months of fiscal 2016 included a $56.8 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Surface net sales in the first nine months of fiscal 2016 were $849.9 million, compared to $1.1 billion in the first nine months of fiscal 2015. The decrease in Surface net sales of $283.0 million, or 25%, in the first nine months of fiscal 2016 reflected a decrease in original equipment sales of $121.8 million, or 47%, and a decrease in service sales of $161.2 million, or 18%. Original equipment sales decreased in all regions except North America. The decline in original equipment sales was led by Latin America, which decreased by $104.3 million. Service sales decreased in all regions except Eurasia. The decline in service sales was led by North America, which decreased by $126.3 million. Compared to the first nine months of fiscal 2015, Surface net sales in the first nine months of fiscal 2016 included a $21.1 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Chilean peso, the Australian dollar and the South African rand relative to the U.S. dollar.
Operating (Loss) Income
The following table sets forth the operating (loss) income included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended
	July 29, 2016		July 31, 2015
	Operating		Operating
In thousands	(Loss) Income	% of Net Sales	Income (Loss)	% of Net Sales
Operating (Loss) Income
Underground	$(65,953)	(7)	$134,060	11
Surface	60,823	7	149,786	13
Corporate Expense	(31,531)		(29,642)
Eliminations	(17,920)		(20,550)
Total Operating (Loss) Income	$(54,581)	(3)	$233,654	10
Underground operating loss in the first nine months of fiscal 2016 was $66.0 million, or 7% of net sales, compared to operating income of $134.1 million, or 11% of net sales, in the first nine months of fiscal 2015. The decrease in Underground operating income of $200.0 million compared to the first nine months of fiscal 2015 was primarily due to lower sales volumes of $126.2 million, higher restructuring charges of $60.0 million, lower net manufacturing cost absorption of $25.6 million and less favorable product mix of $23.0 million. These items were partially offset by lower product development, selling, and administrative expenses of $27.9 million.
Surface operating income in the first nine months of fiscal 2016 was $60.8 million, or 7% of net sales, compared to $149.8 million, or 13% of net sales, in the first nine months of fiscal 2015. The decrease in Surface operating income of $89.0 million compared to the first nine months of fiscal 2015 was primarily due to lower sales volumes of $109.1 million and lower net manufacturing cost absorption of $16.9 million. These items were partially offset by favorable period costs of $27.9 million and lower product development, selling, and administrative expenses of $14.6 million.
Corporate expense in the first nine months of fiscal 2016 was $31.5 million, compared to $29.6 million in the first nine months of fiscal 2015. The increase in corporate expense of $1.9 million, or 6%, is primarily due to higher product development, selling, and administrative expenses of $1.8 million. The increase in SG&A includes the $6.4 million release of a portion of the fiscal 2015 mark to market pension adjustments that was initially capitalized to inventory.
Product Development, Selling and Administrative Expenses
Product development, selling and administrative expenses in the first nine months of fiscal 2016 was $341.4 million, or 20% of net sales, compared to $390.1 million, or 17% of net sales, in the first nine months of fiscal 2015. The decrease in product development, selling and administrative expenses of $48.7 million, or 12%, was primarily due to headcount reductions, as well as other savings from the Company's cost reduction programs. In addition, the Company incurred lower commissions on lower sales volumes, as well as reduced bad debt expense and litigation charges during the current year.
Restructuring Expenses
Restructuring expenses in the first nine months of fiscal 2016 were $84.5 million, compared to $19.6 million in the first nine months of fiscal 2015. The increase in restructuring expenses of $64.9 million was due to the Company's continued implementation of cost reduction initiatives in response to the adverse market conditions. These costs included entering into severance and termination agreements and accelerated depreciation and asset impairment charges due to full or partial closures of certain facilities, primarily in China and North America, in order to better align the Company's overall cost structure with anticipated levels of future demand.
The restructuring expenses include impairment charges for both property, plant and equipment and indefinite-lived trademarks. During the second and third quarters of fiscal 2016, we assessed for impairment the long-lived assets of an asset group in China. This assessment was performed as a result of our decision to idle certain facilities in China in both the second and third quarters of fiscal 2016 due to the continued market challenges in that region. As a result of such assessment, it was determined that the cash flows associated with this asset group would be insufficient to support their carrying values. Valuations were performed over property, plant and equipment using the market approach for real property. Personal property was valued primarily using the cost approach. As a result of this analysis, we recorded non-cash, pre-tax impairment charges of $12.4 million for the nine months ended July 29, 2016 for our Underground segment related to such property, plant, and equipment.
As mentioned above, we also assessed our indefinite-lived trademarks during the second quarter of fiscal 2016 due to our decision to idle certain facilities in China and the continued market challenges in that region. As a result, a valuation was performed over trademarks using the relief-from-royalty methodology, and a non-cash, pre-tax impairment charge of $6.6 million was recorded in the nine months ended July 29, 2016 by our Underground segment.
Net Interest Expense
Net interest expense in the first nine months of fiscal 2016 was $34.8 million, compared to $39.9 million in the first nine months of fiscal 2015. The decrease in net interest expense of $5.1 million, or 13%, was primarily due to the fourth quarter fiscal 2015 redemption of the $250.0 million aggregate principal amount of our 2016 Senior Notes. The cost of redemption, including the payment of the make whole premium, was funded with a combination of cash on hand and borrowings under the Company's Credit Agreement, which were drawn at a lower interest rate than the rate on the 2016 Senior Notes and were repaid in the first quarter of fiscal 2016. The reduction was partially offset by an increase in interest expense on the term loan and revolving credit facility due to our lower credit rating and a decrease in interest bearing assets as a result of the fourth quarter fiscal 2015 customer payment of a long-term receivable.
Provision for Income Taxes
As noted above, for the nine months ended July 29, 2016, the Company determined that the estimated annual effective rate method would not provide a reliable estimate due to the volatility of income tax (benefit) expense to modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the nine months ended July 29, 2016 based on the actual effective rate (i.e., the “cut-off” method). The effective tax rate for the nine months ended July 31, 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.
The benefit for income taxes in the first nine months of fiscal 2016 was $34.0 million, compared to a provision of $55.9 million in the first nine months of fiscal 2015. The effective income tax rate was 38.0% in the first nine months of fiscal 2016, compared to 28.9% in the first nine months of fiscal 2015. The change in the effective tax rate for the quarter, excluding discrete items, was primarily attributable to a change in geographical mix of projected earnings and a change in the net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit. A net discrete tax benefit of $18.2 million was recorded in the first nine months of fiscal 2016, compared to expense of $0.8 million in the first nine months of fiscal 2015. The fiscal 2016 net discrete tax benefit primarily related to the revision of prior year fourth quarter valuation allowance calculations on our domestic China business' deferred tax assets and the reversal of unrecognized tax benefit reserves upon the lapse of the statute of limitations.
Bookings and Backlog
Bookings for the nine months ended July 29, 2016 and July 31, 2015 were as follows:

	Nine Months Ended
In thousands	July 29, 2016	July 31, 2015	$ Change	% Change
Bookings
Underground	$933,219	$1,210,096	$(276,877)	(23)
Surface	872,921	980,675	(107,754)	(11)
Eliminations	(49,062)	(110,812)	61,750
Total Bookings	$1,757,078	$2,079,959	$(322,881)	(16)
Underground bookings in the first nine months of fiscal 2016 were $933.2 million, compared to $1.2 billion in the first nine months of fiscal 2015. The decrease in Underground bookings of $276.9 million, or 23%, in the first nine months of fiscal 2016 reflected a decrease in original equipment bookings of $111.3 million, or 32%, and a decrease in service bookings of $165.5 million, or 19%. Original equipment bookings decreased in North America, China and Africa by $116.5 million, $64.0 million and

$5.6 million, respectively, with increases in the other regions. The increase in Eurasia was due to a longwall system and room and pillar bookings in India in fiscal 2016, as well as longwall system product bookings in Russia. Service bookings also decreased in North America, China and Africa by $167.2 million, $43.4 million and $16.6 million, respectively, with increases in the other regions. Compared to the first nine months of fiscal 2015, Underground bookings in the first nine months of fiscal 2016 included an $80.8 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the South African rand and the British pound sterling relative to the U.S. dollar.
Surface bookings in the first nine months of fiscal 2016 were $872.9 million, compared to $980.7 million in the first nine months of fiscal 2015. The decrease in Surface bookings of $107.8 million, or 11%, in the first nine months of fiscal 2016 reflected a decrease in original equipment bookings of $21.1 million, or 16%, and a decrease in service bookings of $86.6 million, or 10%. Original equipment bookings decreased in all regions except Australia. The decline in original equipment bookings was led by Eurasia and Latin America, which decreased by $17.5 million and $13.4 million, respectively. Service bookings decreased in all regions except Eurasia. The decline in service bookings was led by North America, which decreased by $53.9 million. Compared to the first nine months of fiscal 2015, Surface bookings in the first nine months of fiscal 2016 included a $15.5 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Backlog represents unfilled customer orders for our original equipment and service, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Customer orders included in backlog represent arrangements to purchase specific original equipment or services. The backlog amounts reported exclude sales already recognized by period end under the percentage-of-completion method of accounting. The following table provides backlog as of July 29, 2016 and October 30, 2015:

In thousands	July 29, 2016	October 30, 2015
Backlog
Underground	$539,893	$541,877
Surface	416,982	394,010
Eliminations	(41,155)	(62,407)
Total Backlog	$915,720	$873,480

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of July 29, 2016 and October 30, 2015:

In thousands	July 29, 2016	October 30, 2015
Accounts receivable, net	$647,017	$812,073
Inventories	896,257	1,007,925
Trade accounts payable	(231,713)	(275,789)
Advance payments and progress billings	(197,437)	(229,470)
Trade Working Capital	$1,114,124	$1,314,739
Other current assets	91,400	145,559
Short-term borrowings, including current portion of long-term obligations	(32,545)	(26,321)
Employee compensation and benefits	(76,340)	(90,335)
Accrued warranties	(41,288)	(52,146)
Other accrued liabilities	(209,869)	(225,277)
Working Capital Excluding Cash and Cash Equivalents	$845,482	$1,066,219
Cash and cash equivalents	182,825	102,885
Working Capital	$1,028,307	$1,169,104
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
Cash provided by operating activities during the first nine months of fiscal 2016 was $178.8 million, compared to $168.7 million provided during the first nine months of fiscal 2015. The increase in cash provided by continuing operations was primarily due to decreased inventory purchases matching customer demand for original equipment and service, partially offset by the accounts receivable and advance payment impacts, acting with the lower earnings, due to decreased volumes.
Cash used by investing activities during the first nine months of fiscal 2016 was $11.7 million, compared to $167.5 million used during the first nine months of fiscal 2015. The decrease in cash used by investing activities was primarily due to the payments made in the prior year for the acquisition of Montabert, as well as monetization of non-core assets in the current year.
Cash used by financing activities during the first nine months of fiscal 2016 was $84.5 million, compared to $116.9 million used during the first nine months of fiscal 2015. The decrease in cash used by financing activities was primarily due to no share repurchases in the current year and lower dividends. These items were partially offset by our first quarter payoff of amounts previously outstanding under our Credit Agreement resulting from the redemption of our 2016 Senior Notes in the fourth quarter of fiscal 2015 and our increased required repayments and prepayments on the Term Loan.
On June 2, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend was paid on July 6, 2016 to all shareholders of record at the close of business on June 22, 2016. In addition, on September 1, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on October 3, 2016 to all shareholders of record at the close of business on September 19, 2016.
Restructuring Programs
Restructuring activities continued in the first nine months of fiscal 2016 to better align the Company's workforce and overall cost structure with current and expected future demand. For the 2016 fiscal year, total restructuring charges are anticipated to be up to $90 million, with estimated cash costs of up to $50 million. These amounts include expected costs for activities not yet implemented.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. For the nine months ended July 29, 2016, we contributed $12.3 million to our defined benefit employee pension and postretirement plans. We expect contributions to our defined benefit pension and postretirement plans to be approximately $15.0 million for the 2016 fiscal year.
During the quarter ended July 29, 2016, we recognized $0.2 million of curtailment losses and $0.1 million of mark to market gains under the Joy Global other postretirement plans as part of continued restructuring activities in our Surface division.
During the nine months ended July 29, 2016, we recognized $9.4 million of estimated contractual termination benefits under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division.
Credit Agreement and Senior Notes
We entered into our Credit Agreement on July 29, 2014. On December 14, 2015, we entered into an amendment to our Credit Agreement that increased the maximum consolidated leverage ratio for the period beginning in the second quarter of fiscal 2016 through the first quarter of fiscal 2018. The amendment increased the permitted ratio from 3.0x to 3.5x for the second quarter of fiscal 2016 and to 4.25x in the third quarter of fiscal 2016, and will further increase the permitted ratio to 4.5x in the fourth quarter of fiscal 2016. The ratio will begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the

Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of July 29, 2016, we were in compliance with all financial covenants of the Credit Agreement.
As of July 29, 2016, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarters ended July 29, 2016 and July 31, 2015 was less than $0.1 million and $0.4 million, respectively. For the nine months ended July 29, 2016 and July 31, 2015, total interest expense recognized for direct borrowings under the Credit Agreement was $0.5 million and $0.9 million, respectively. As of July 29, 2016, outstanding standby letters of credit issued under the Credit Agreement, which count toward the $850.0 million credit limit, totaled $110.9 million, and our available borrowing capacity under the Credit Agreement was $739.1 million.
On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The prior term loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the prior term loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends, and other restricted payments. The Term Loan requires quarterly principal payments beginning in fiscal 2016. No payments were made during the quarter ended July 29, 2016, as we prepaid $9.4 million in the second quarter of fiscal 2016 for the payments due in the third and fourth quarter of fiscal 2016. Payments of $18.8 million were made on the Term Loan during the nine months ended July 29, 2016. The Term Loan contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of July 29, 2016, we were in compliance with all financial covenants of the Term Loan.
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
In November 2006, we issued $150.0 million aggregate principal amount of 6.625% Senior Notes due in 2036. Interest on the 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries, as well as certain current immaterial domestic subsidiaries. The 2036 Notes were originally issued in a private placement under an exemption from registration under the Securities Act. In the second quarter of fiscal 2007, the 2036 Notes were exchanged for substantially identical 2036 Notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.375%.
Stock Repurchase Program
In August 2013, our Board of Directors authorized the repurchase of up to $1.0 billion in shares of our common stock until August 2016. Under the program, we were permitted to repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the quarter and nine months ended July 29, 2016, we did not repurchase any shares of common stock. During the quarter ended July 31, 2015, we did not repurchase any shares of common stock. During the nine months ended July 31, 2015, we repurchased 954,580 shares of common stock for approximately $50.0 million. Cumulatively, we repurchased 9,771,605 shares of common stock under the program for approximately $533.4 million. The repurchase program expired in August 2016.
Advance Payments and Progress Billings

As part of the negotiation process associated with original equipment orders and some service contracts, advance payments and progress billings are generally required from our customers to support the procurement of inventory and other resources. In addition, we have life cycle management arrangements in which our billings have exceeded our service performance. As of July 29, 2016, advance payments and progress billings were $197.4 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the Condensed Consolidated Statements of Operations.

Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of July 29, 2016.
Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Due to the Company's decision to idle certain facilities in China and the continued market challenges in that region, we conducted an assessment of our indefinite-lived trademarks as of April 29, 2016 using the relief-from-royalty methodology, which evaluates the estimated licensing cost of an intangible asset as an alternative to ownership. This valuation concluded that the carrying value of the Company's indefinite-lived trademarks exceeded the estimated licensing cost. As a result, the Company recorded a $6.6 million non-cash, pre-tax impairment charge to its Underground segment in the nine months ended July 29, 2016. This resulted in the full impairment of our indefinite-lived intangible assets. Assumptions critical to the process include forecasted information and discount rates. This fair value determination is categorized as Level 3 in the fair value hierarchy. Refer to Note 17, Fair Value Measurements, for the definition of Level 3 inputs. This charge is recorded in the Condensed Consolidated Statement of Operations under the heading Restructuring expenses.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually during the fourth quarter of our fiscal year or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The most recent goodwill impairment test was performed as of January 29, 2016, as our total shareholders’ equity exceeded our market capitalization based on our stock price of $9.97 per share at that point in time, and therefore indicated the possibility of an impairment to goodwill. This interim goodwill impairment test focused on our Surface reporting unit, as all Underground goodwill was fully impaired in the fourth quarter of fiscal 2015. After completing our step one analysis, we concluded that the estimated fair value of our Surface reporting unit exceeded its carrying value by 15%. We determined that there were no indicators of impairment for the quarter ended July 29, 2016 that would warrant an additional interim impairment test at that point in time. Although we have concluded that there is no impairment on the goodwill of $350.7 million associated with our Surface reporting unit as of July 29, 2016, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, particularly in Latin American copper or North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill.
Financial Condition
Based upon our available cash and our available borrowings under our credit facility, we believe our liquidity and capital resources are adequate to meet our projected needs for the next 12 months, without taking into consideration the pending Merger with Komatsu America. In this regard, we had $182.8 million in cash and cash equivalents as of July 29, 2016 and $739.1 million available for borrowings under the Credit Agreement. Further, we continue to effectively manage our cash flow from operations, which includes continuing to drive working capital improvements, continuing to track the results of our cost savings measures, and continuing to institute additional measures as needed.
During the first nine months of fiscal 2016, the Company amended its Credit Agreement which, among other aspects, reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and increased the consolidated leverage ratio from a permitted limit of 3.0x to 3.5x for the second quarter of fiscal 2016 and to 4.25x in the third quarter of fiscal 2016, and will further increase the permitted ratio to 4.5x in the fourth quarter of fiscal 2016. The ratio will begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. Even considering the commitment reduction, we expect to meet our U.S. funding needs without repatriating undistributed offshore profits that are indefinitely reinvested outside the U.S., which would result in the incurrence of additional U.S. corporate income taxes on such repatriated undistributed profits. In addition, during the first nine months of fiscal 2016 we reduced dividends from $0.20 per share to $0.01 per share. This action will reduce fiscal 2016 annual cash outlays by approximately $75.0 million from fiscal 2015 levels. Under the Merger Agreement, we are restricted from paying dividends, other than our regular quarterly dividend in an amount of $0.01 per share. In addition, as discussed in the Credit Agreement and Notes section above, the Credit Agreement constrains the extent to which we may increase our dividend rate in future quarters until the expiration of the Covenant Relief Period in our fiscal second quarter of 2018.
We expect our requirements for working capital, dividends, pension contributions, capital expenditures and principal and interest payments on our Term Loan and Senior Notes will still be adequately funded by cash on hand and continuing operations (including our monetization of non-core assets), and supplemented by short and long term borrowings, as required.
However, as discussed in the Credit Agreement and Senior Notes section above, the Credit Agreement contains certain financial tests and other covenants that limit our ability to incur additional indebtedness. Our ability to comply with financial tests may be adversely affected by changes in economic or business conditions beyond our control, especially in the current volatile market environment. Borrowing limitations can have material adverse effects on our liquidity and we will continue to monitor the impact of any changes in business and economic conditions on our ability to obtain financing.
Off-Balance Sheet Arrangements
We lease various assets under operating leases. No significant changes to lease commitments have occurred since our year ended October 30, 2015. We have no other off-balance sheet arrangements.
Subsequent Event
Additionally, on August 5, 2016 we completed the sale our steel mill business to Nucor Corporation. The steel mill business was sold for $28.8 million, subject to a working capital adjustment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As more fully described in our Annual Report on Form 10-K for the year ended October 30, 2015, we are exposed to various types of market risks, such as interest rate risk, commodity price risk and foreign currency risk. We monitor our risks on a continuous basis and generally enter into forward foreign currency contracts to minimize our foreign currency exposures. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 30, 2015. However, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom's June 23, 2016 referendum in which voters approved the United Kingdom's exit from the European Union, commonly referred to as “Brexit.” We will continue to monitor developments related to Brexit and their potential impact on our market risk exposures.

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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended July 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including 3,665 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.
SEC Investigation. In the fourth quarter of 2014, we received a subpoena from the SEC's Division of Enforcement concerning our 2012 acquisition of IMM and related accounting matters. On June 28, 2016, the Staff notified the Company that it had concluded its investigation and, based on the information received through such date, that it did not intend to recommend any enforcement action by the Commission.

Item 1A. Risk Factors
During the quarter ended July 29, 2016, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 30, 2015, except as set forth below.

Risks Relating to Our Pending Acquisition by Komatsu America

We will be subject to business uncertainties while the Merger is pending.
Uncertainty about the effect of the Merger may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause suppliers, customers and other third parties to seek to modify their business relationships with us. Although we intend to take steps designed to reduce any adverse effects from the pending Merger, these steps may be ineffective in addressing uncertainties arising from the Merger. If we are unable to retain or recruit employees, or if suppliers or customers terminate or otherwise seek to modify their relationships with us, it could adversely affect our business, financial condition and results of operations. In addition, integration planning could place a significant burden on management, employees and other internal resources, which could otherwise have been devoted to pursuing other business opportunities.
Failure to complete the Merger could negatively impact our business, financial condition, results of operations or our stock price.
The completion of the Merger is subject to a number of conditions, including obtaining shareholder approval, receipt of required regulatory approvals, including the expiration or termination of the applicable waiting period under the HSR Act and the absence of any law, judgment or injunction prohibiting the consummation of the Merger. These and other conditions to the completion of the Merger may delay or preclude our ability to consummate the Merger. If the Merger is not completed, whether due to the failure to satisfy the required closing conditions or otherwise, we will be subject to several risks, including:

•	a decline in the trading price of our common stock, which may currently reflect the market’s expectation that the Merger will be consummated;

•	certain of our executive officers, employees and/or directors may seek other opportunities;

•	the incurrence of substantial transaction costs, potentially including a $75.0 million termination fee, without realizing the potential benefits of the merger; and

•
failure to realize certain business strategies or opportunities due to compliance with certain restrictions in the Merger Agreement with respect to the conduct of our business prior to the completion of the Merger.

If the Merger is not completed, these risks may materialize and materially and adversely affect our stock price, as well as our business, financial condition and results of operations.
The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Merger.
The Merger Agreement contains provisions that may discourage or make it difficult for us to entertain a proposal from another party for the acquisition of our company. These provisions include restrictions prohibiting us, our affiliates and our and our affiliates’ representatives from soliciting alternative acquisition proposals from third parties or providing information to or participating in discussions or negotiations with third parties regarding alternative acquisition proposals, subject to an exception for proposals that would reasonably be expected to lead to a Superior Company Proposal (as defined in the Merger Agreement). In addition, we would be required to pay a termination fee of $75.0 million to Komatsu America if the Merger Agreement is terminated under specified circumstances, including if we or Komatsu America terminate the agreement because our shareholders do not approve the Merger Agreement or we enter into an agreement with respect to a Superior Company Proposal.

These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of our company, even one that may be deemed to be of greater value than the Merger to our shareholders and other stakeholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our shareholders than such third party might otherwise have offered. In addition, our business, financial condition or results of operations could be significantly impaired if we are required to pay a termination fee to Komatsu America in connection with a termination of the Merger Agreement.
Shareholder litigation challenging the proposed Merger may prevent the Merger from being completed within the anticipated timeframe.
Shareholder litigation challenging the proposed Merger may delay completion of the Merger in the expected timeframe or altogether. If the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. In addition, litigation challenging the Merger may result in significant defense costs and serve as a distraction to management and directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
The Company previously disclosed that in 2015 it commenced cost reduction initiatives in order to better align the Company’s overall cost structure with anticipated levels of future demand. Costs related to these initiatives include entering into severance and termination agreements and full or partial closures of certain facilities. On September 1, 2016, the Company announced that additional restructuring charges of up to $5.0 million are expected in the remainder of fiscal 2016 as the Company continues to reduce staffing levels and optimize its global manufacturing and service footprint. We incurred approximately $86.1 million of charges under these programs in the first nine months of fiscal 2016, which consisted primarily of employee severance and termination costs, accelerated depreciation and asset impairment charges. Refer to Note 12, Restructuring Charges, for additional information related to our restructuring programs.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of July 21, 2016, by and among Joy Global Inc., Komatsu America Corp., Pine Solutions Inc. and (solely for the purposes set forth therein) Komatsu Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 21, 2016, File No. 001-09299).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on September 2, 2016.

JOY GLOBAL INC.
(Registrant)

Date: September 2, 2016	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 2, 2016	/s/ Matthew S. Kulasa
Matthew S. Kulasa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)