Form 10-K
period 2016-10-28
JOY GLOBAL INC
filed 2016-12-16
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED October 28, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of April 29, 2016, the last business day of our most recently completed second fiscal quarter, was approximately $2.1 billion, based on a closing price of $21.30 per share.
The number of shares outstanding of registrant’s common stock as of December 9, 2016 was 98,748,107.

Documents Incorporated by Reference
The information required by Part III of Form 10-K, is incorporated herein by reference to the definitive proxy statement for the registrant’s 2017 annual meeting of stockholders, or alternatively included in an amendment to this Form 10-K, which will be filed within 120 days of the registrant’s fiscal year ended October 28, 2016.

Joy Global Inc.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 28, 2016

PART I
This document contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives, pending acquisitions, expected operating results and other non-historical information, and the assumptions on which those statements are based. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include:

•	risks and uncertainties associated with our proposed Merger (as defined below) with a wholly owned subsidiary of Komatsu America Corp. (“Komatsu America”), including, without limitation:

◦	the possibility that the closing conditions to the Merger may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval;

◦	delay in closing the Merger or the possibility of non-consummation of the Merger;

◦	the potential for regulatory authorities to require divestitures in connection with the proposed Merger;

◦	the merger agreement's restrictions on the conduct of our business prior to the closing of the Merger;

◦	the occurrence of any event that could give rise to termination of the merger agreement;

◦	the possible adverse effect on our business and the trading price of our common stock if the Merger is not completed in a timely matter or at all;

◦	the risk that shareholder litigation in connection with the Merger may affect the timing or occurrence of the Merger or result in significant costs of defense, indemnification and liability;

◦	risks inherent in the achievement of cost synergies and the timing thereof;

◦	risks related to the disruption of the Merger to us and our management; and

◦	the effect of announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties;

•	risks associated with international operations, including regional or country specific conditions and fluctuations in currency exchange rates;

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
Service sales, which include revenues from maintenance and repair services, diagnostic analysis, fabrication, mining equipment and electric motor rebuilds, equipment erection services, training and sales of replacement parts, accounted for 78%, 74% and 69% of our consolidated net sales for fiscal 2016, 2015 and 2014, respectively. Sales of original equipment for the mining industry, as a class of products, accounted for 22%, 26% and 31% of our consolidated net sales for each of those years. The increased percentage of service sales is due to our customers' limited new investment in equipment as a result of the deterioration of mining industry conditions during the past four years.
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
For further information regarding the Merger and the Merger Agreement, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as our definitive proxy statement filed on September 2, 2016, as amended and supplemented on September 29, 2016 and October 3, 2016, the Merger Agreement, which is attached as Annex A to the definitive proxy statement filed on September 2, 2016, and our Current Reports on Form 8-K filed on July 21, 2016, October 13, 2016 and October 19, 2016. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement.
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
Underground
We are the world’s largest producer of high productivity underground mining machinery for the extraction of coal, potash, salt, platinum and other bedded materials. We have manufacturing facilities in Australia, Canada, China, France, South Africa, the United Kingdom and the United States, as well as sales offices and service facilities in Botswana, India, Poland and Russia. We also maintain an extensive network of service and distribution centers to rebuild and service equipment and to sell replacement parts and consumables in support of our installed base. This network includes service centers both in the United States and outside the United States, all of which are strategically located in major underground mining regions.
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
Hard rock mining products – We provide a complete range of hard rock mining products including breakers, drifters, raised boring products, blast hole drilling products, buckets and lip systems, hydraulic jumbo drills, production drills, loaders, trucks, shaft sinking and blasthole products.
High angle conveyors – High angle conveyors are used in both underground and surface applications. They provide a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles. The high angle conveyors use a proprietary fully equalized pressing mechanism which secures material toward the center of the belt, while sealing the belt edges together. The high angle conveyor has throughput rates ranging from 0.30 to 4,400 tons per hour.
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
Life cycle management – We offer life cycle management programs for both underground and surface applications. These programs help our customers to optimize the productivity and cost effective use of our equipment over the life of the equipment. Each life cycle management program is specifically designed for a particular customer’s application of our equipment. Under each program, we provide products and services to support the equipment during its operating life cycle. Our life cycle management arrangements include cost per ton, component exchange programs and parts contracts. Cost per ton programs allow our customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, and our component exchange programs and parts contracts minimize production disruptions for repair or scheduled rebuilds. Customer commitments for underground life cycle management programs totaled approximately $378.3 million as of October 28, 2016.
In addition to life cycle management support, our Underground segment provides equipment assemblies, service, repairs, rebuilds, parts, enhancement kits and training to customers globally.
Service products and consumables – We sell a variety of Joy Global brand-name, performance differentiated service products and consumables that by their nature, routinely require replacement on mining equipment.
Project management – Our project management services provide a single point of contact for our comprehensive set of services, from contract origination to operational completion.
JoySmart Services – Our Smart Services support offering gathers relevant information real time and uses this information to deliver services that are preemptive and predictive, which enables our customers to maximize the productivity and value of their assets by providing better machine availability, utilization and reduced costs. The services include equipment monitoring, predictive diagnostics, service training support and parts management.
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
We also have an OEM Supply Agreement and a Distribution Agreement with Doosan Holdings Europe Limited. Under the OEM Supply Agreement, there are purchasing and supply obligations for Montabert products with Doosan entities in the United States, the United Kingdom, India, Benelux, Europe, China, Korea and France. Under the Distribution Agreement, certain distribution rights for Montabert products were provided to Doosan entities in the United States, South Africa, the United Kingdom, India, Germany and Australia. Both agreements have a term expiring in 2020.
Surface
We are the world’s largest producer of electric mining shovels and a leading producer of blasthole drills, walking draglines and wheel loaders for open-pit mining operations. We have facilities in Australia, Brazil, Canada, Chile, China, India, Peru, Russia, South Africa and the United States, as well as sales offices in Mexico and the United Kingdom. Our products are used in the mining and processing of copper, coal, iron ore, oil sands, gold, diamonds and other minerals. We also provide logistics and a full range of life cycle management service support for our customers through a global network of strategically located service centers within major mining regions. In some markets, we also provide electric motor rebuilds and other selected products and services to the non-mining industrial segment and sell used electric mining shovels, drills, loaders and parts.
Products and Services:
Blasthole drills – Most surface mines require explosives to break or blast rock, overburden or ore. A blasthole drill creates a pattern of holes to contain the explosives. Our blasthole drills range in size from 7.875 to 17.5 inches in diameter and can exert a maximum bit load force of up to 150,000 pounds.
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
Hybrid shovels - Hybrid shovels function similar to electric mining shovels, extracting material to load into trucks or a means for haulage. This Surface product is a diesel/electric powered machine with a clamshell bucket that articulates through hydraulics. The hybrid shovels are used to provide increased mobility and selectivity, which are highly sought after from a mine planning perspective. This product will also leverage the wheel loaders proprietary drive system and controls, allowing the machine to capture regenerative power and lower operating costs.
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
High angle conveyors – High angle conveyors are used in both underground and surface applications. They provide a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles. One of the differentiating factors of our conveyor technology is the use of a proprietary fully equalized pressing mechanism which secures material toward the center of the belt, while sealing the belt edges together. The high angle conveyor has throughput rates ranging from 5 to 4,000 tons per hour.
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
Life cycle management – We offer life cycle management programs for both underground and surface applications. These programs help our customers to optimize the productivity and cost effective use of our equipment over the life of the equipment. Each life cycle management program is specifically designed for a particular customer’s application of our equipment. Under each program, we provide products and services to support the equipment during its operating life cycle. Our life cycle management arrangements include cost per hour, component exchange programs and parts contracts. Cost per ton and cost per hour programs allow our customers to pay fixed prices for each ton of material mined or each hour of machine time utilized in order to match equipment costs with revenues, and our component exchange programs and parts contracts minimize production disruptions for repair or scheduled rebuilds. Customer commitments under surface life cycle management programs totaled approximately $756.7 million as of October 28, 2016.
In addition to life cycle management support, our Surface segment provides equipment assemblies, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, parts, enhancement kits and training to customers globally.
Service products and consumables – We sell a variety of Joy Global brand-name, performance differentiated service products and consumables that by their nature, routinely require replacement on mining equipment.
Project management – Our project management services provide a single point of contact for our comprehensive set of services, from contract origination to operational completion.
JoySmart Services – Our Smart Services support offering gathers relevant information real time and uses this information to deliver services that are preemptive and predictive, which enables our customers to maximize the productivity and value of their assets by providing better machine availability, utilization and reduced costs. The services include equipment monitoring, predictive diagnostics, service training support and parts management.
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
Cyclicality

Changes in economic conditions affecting the global mining industry can occur abruptly and unpredictably, which may have significant effects on our sales of original equipment and services. Cyclicality for original equipment sales is driven primarily by price volatility of the commodities that our equipment is used to mine, including copper, coal, iron ore and oil, or their substitutes, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidation and increased regulation and competition affecting demand for commodities, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling commodity prices have in the past and may in the future lead to reduced capital expenditures by our customers, reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Reduced capital expenditures and decreased mining activity by our customers are likely to lead to a decrease in demand for new mining machinery, and may result in a decrease in demand for parts and services as our customers are likely to reduce utilization of equipment, reduce inventories, redistribute parts from closed mines and delay rebuilds during industry downturns. Conversely, rising commodity prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity typically leads to an increase in demand for new mining machinery and for parts and service.
Seasonality
All of our business segments are subject to moderate seasonality, with the first quarter of our fiscal year generally experiencing lower sales and profitability due to a decrease in working days caused by calendar year-end holidays. This seasonality is reflected in our quarterly financial results for fiscal 2016, as disclosed in Item 8, Financial Statements and Supplementary Data - Unaudited Quarterly Financial Data.
Financial Information
Financial information about our business segments and geographic areas of operation is contained in Item 8, Financial Statements and Supplementary Data and Item 15, Exhibits and Financial Statement Schedules.
Employees
As of October 28, 2016, we employed approximately 10,000 employees worldwide, with approximately 3,100 employed in the United States. Collective bargaining agreements or similar arrangements cover 27% of our U.S. workforce and 42% of our international employees. In 2017, union agreements are set to expire for 14% of our employees, with the largest agreement covering our Montabert union at our Lyon, France facility.
Customers
We sell our products primarily to large global and regional mining companies. No customer or affiliated group of customers accounted for 10% or more of our 2016 net sales.
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
The Surface segment’s shovels and draglines compete with similar products produced by two significant competitors, and the Surface segment’s mobile loading equipment competes with hydraulic excavators, large rubber-tired front-end loaders and bucket wheel excavators made by several global manufacturers. Our blasthole drills compete with several worldwide drill manufacturers. As high productivity mining becomes more common internationally, especially in emerging markets, global manufacturing capability is becoming a competitive advantage. However, it is still important to have repair and rebuild capability near the customers' operations. In this regard, we compete with a large number of primarily regional suppliers in the sale of parts and repair services.

Both segments compete on the basis of providing superior productivity, reliability and service that lowers the overall cost of production for our customers. We compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.
Backlog
Backlog represents unfilled customer orders for our original equipment and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Such life cycle management programs extend for up to 17 years and totaled approximately $1.1 billion as of October 28, 2016. Customer orders included in backlog represent contracts to purchase specific original equipment or services. The backlog amounts reported exclude sales already recognized by fiscal year end under the percentage-of-completion method of accounting. The following table provides backlog by business segment as of each of our last three fiscal year ends:

In thousands	October 28, 2016	October 30, 2015	October 31, 2014
Underground	$468,308	$541,877	$729,791
Surface	378,671	394,010	629,861
Eliminations	(28,400)	(62,407)	(26,269)
Total Backlog	$818,579	$873,480	$1,333,383
Of the $818.6 million of backlog, we expect to recognize approximately $104.8 million as revenue beyond fiscal 2017.
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
In the second quarter of fiscal 2016, as a result of the Company's decision to idle certain facilities in China and the continued market challenges in that region, we performed an interim impairment test over our indefinite-lived trademarks and recorded a non-cash pre-tax impairment charge of $6.6 million by our Underground segment.
In addition, in the fourth quarter of fiscal 2015, in connection with our annual impairment test over our indefinite-lived trademarks, we recorded a non-cash pre-tax impairment charge of $10.8 million in our Underground segment.
These charges are recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges, and resulted in the full impairment of our indefinite-lived intangible assets.

In thousands	Underground	Surface	Consolidated
Patents
Gross Carrying Value at October 28, 2016	$23,660	$69,900	$93,560
Accumulated Amortization	(14,308)	(18,640)	(32,948)
Net Carrying Value	$9,352	$51,260	$60,612

Trademarks
Gross Carrying Value at October 28, 2016	$2,824	$12,200	$15,024
Accumulated Amortization	(758)	(7,320)	(8,078)
Net Carrying Value	$2,066	$4,880	$6,946
Research and Development
We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology and related acquisitions of technology. Research and development expenses totaled $32.6 million, $36.2 million and $40.6 million for fiscal 2016, 2015 and 2014, respectively.
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
Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings or our competitive position in fiscal 2016. Because these requirements are complex and subject to change, there can be no guarantee against the possibility of additional costs of compliance. However, we do not expect that our future compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and we do not expect to make any material capital expenditures for environmental control facilities in fiscal 2017.
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
International Operations
For information on the risks faced by our international operations, see Item 1A, Risk Factors. For a discussion of net sales by geographic location, see Note 22, Segment Information, to the audited consolidated financial statements included herein.
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
The completion of the Merger remains subject to a number of conditions, including receipt of required regulatory approvals and the absence of any law, judgment or injunction prohibiting the consummation of the Merger. While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied on the proposed terms and schedules as contemplated by the parties or at all. These and other conditions to the completion of the Merger may delay or preclude our ability to consummate the Merger. If the Merger is not completed, whether due to the failure to satisfy the required closing conditions or otherwise, we will be subject to several risks, including:

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
The Merger Agreement contains provisions that may discourage or make it difficult for us to entertain a proposal from another party for the acquisition of our company. These provisions include restrictions prohibiting us, our affiliates and our and our affiliates’ representatives from soliciting alternative acquisition proposals from third parties or providing information to or participating in discussions or negotiations with third parties regarding alternative acquisition proposals, subject to an exception for proposals that would reasonably be expected to lead to a Superior Company Proposal (as defined in the Merger Agreement). In addition, we would be required to pay a termination fee of $75.0 million to Komatsu America if the Merger Agreement is terminated under specified circumstances, including if we enter into an agreement with respect to a Superior Company Proposal.
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
Our international operations are subject to various economic, political and other uncertainties that could adversely affect our business. In fiscal 2016, 2015 and 2014, approximately 75%, 68% and 69% of our sales respectively were derived from sales outside the United States. Political and/or economic conditions in the countries and regions in which we operate may significantly affect our profitability and growth prospects. The following risks are associated with doing business internationally and could adversely affect our business, financial condition and results of operations:

•	regional or country specific economic downturns;

•
fluctuations in currency exchange rates for the U.S. dollar, particularly with the Australian dollar, British pound sterling, Canadian dollar, Chilean peso, Chinese renminbi, Euro, and South African rand;

•
complications in complying with a variety of foreign laws and regulations, including with respect to environmental and anti-corruption matters, which may adversely affect our operations and ability to compete effectively in certain jurisdictions or regions;

•	customs matters and changes in trade policy, tariff regulations or other trade restrictions;

•	economic or political instability or tensions, trade disputes and the introduction of economic sanctions;

•	terrorist attacks and international or civil conflicts that affect international trade or the mining industry;

•	unexpected changes in regulatory requirements, up to and including nationalization or expropriation by foreign governments;

•	higher tax rates and potentially adverse tax changes, including restrictions on repatriating offshore earnings, adverse tax withholding requirements and double taxation;

•	greater difficulties protecting our intellectual property;

•	increased risk of litigation and other disputes with customers;

•	fluctuations in our operating performance based on our geographic mix of sales;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	costs and difficulties in integrating, staffing and managing international operations, especially in emerging markets such as China;

•	transportation delays and interruptions;

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
Approximately 50% of our revenues come from our thermal and metallurgical coal-mining customers. Many of these customers supply coal for the generation of electricity and/or steel production. Demand for steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other fuel sources, particularly natural gas. In addition, coal combustion typically generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for steel, demand for coal will decline. Reduced demand for coal would result in reduced demand for our mining equipment and services and adversely affect our business, financial condition and results of operations.

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

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Violations of these laws could disrupt our business and result in severe criminal or civil sanctions, which would have a material adverse effect on our reputation, business, results of operations and financial condition.
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
Our assets include goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. We evaluate our finite-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We evaluate our goodwill and indefinite-lived assets for impairment annually as of the first day of our fourth quarter, or more frequently if events or changes in circumstances suggest that impairment may exist. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, we will record an impairment loss when the carrying value of the reporting unit or underlying asset exceeds its fair value. In fiscal 2016, we recorded Underground impairment charges of $12.4 million for property, plant and equipment and $6.6 million for trademarks, while in fiscal 2015, we recorded impairment charges of $1.3 billion and $21.3 million for our Underground and Surface segments, respectively. Because of the continued significance of our goodwill and other long-lived assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. With the continued deterioration of the global commodities markets, the Company remains at risk for further goodwill impairments. Although we have concluded there is no impairment on the goodwill of $350.8 million associated with our Surface segment as of our fiscal year end, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, particularly in Latin American copper or North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill. We will continue to update our evaluation as market conditions and the follow on impacts to our expected future performance and share price warrant.
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
From time to time we may acquire or make investments in companies or businesses to gain access to, or otherwise seek to enter, new product or geographic markets in which we have no, or only limited, familiarity and experience. In addition, we may acquire companies engaged in the manufacture of mining equipment that have substantial operations in other lines of business in which we have no prior experience, that we may be unwilling, or unable on commercially reasonable terms, to divest, or for which we may incur significant costs to divest. Our recent acquisition activity has included transactions of both types, including our fiscal 2014 and fiscal 2015 purchases of MTI and Montabert, respectively, through which we expanded our product lines to begin to compete in the market for underground hard rock mining equipment. While our entry into new markets may in many cases involve operations that appear complementary to our own, we may lack familiarity with the design, manufacture, sale or maintenance of equipment produced for these markets, with the needs or expectations of customers operating in these markets, or with regulatory requirements affecting these markets. In addition, our competitors in new markets will have greater experience and may have greater resources than we do. As a result of these factors, we may fail to achieve the business objectives that we intended to achieve at the time we acquired or invested in a company or entered into a new market, which may have a material adverse effect on our reputation, business, financial condition or results of operations.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent on the location of earnings among these different jurisdictions. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. In addition, as of October 28, 2016, our foreign subsidiaries held $122.1 million of cash and cash equivalents that would be subject to U.S. taxation if repatriated to the United States. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. The results of audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have a material adverse effect on the company’s provision for income taxes and cash tax liability.
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
Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees. As of October 28, 2016, collective bargaining agreements or similar type arrangements cover 27% of our U.S. workforce and 42% of our international employees. We cannot provide assurance that disputes, work stoppages or strikes will not arise in the future. In addition, when existing collective bargaining agreements expire, we cannot be certain that we will be able to reach new agreements with our employees. In fiscal 2017, union agreements are to expire for 14% of our employees, with the largest agreement covering our Montabert union at our Lyon, France facility. New collective bargaining agreements may be on substantially different terms and may result in increased direct and indirect labor costs. Future disputes with our employees could adversely affect our business, financial condition or results of operations.
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
We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis. We do not consider ourselves to be dependent on any single customer; however, our top 10 customers collectively accounted for approximately 36% of our net sales for fiscal 2016. Consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers. The loss of one or more of our significant customers could, at least on a short-term basis, have a material adverse effect on our business, financial condition or results of operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of October 28, 2016, the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters is currently jointly housed in 30,000 square feet and 20,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.
Underground Locations

Location	Floor Space (Sq. Ft.)		Principal Operations
United States
Warrendale, Pennsylvania	34,731	(1)	Administration, engineering
Billings, Montana	30,000	(1)	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, services, assembly

Underground Locations

Location	Floor Space (Sq. Ft.)		Principal Operations
Bluefield, Virginia	102,160		Manufacturing, repairs, rebuilds, assembly
Duffield, Virginia	101,310		Repairs, rebuilds, sales
Franklin, Pennsylvania	267,459		Administration, engineering
Homer City, Pennsylvania	70,000		Manufacturing, warehouse, administration, repairs, rebuilds, assembly
Lebanon, Kentucky	94,000		Manufacturing, repairs, rebuilds, assembly
Meadowlands, Pennsylvania	117,900		Warehouse, administration, repairs, distribution, sales
Mt. Vernon, Illinois	6,407	(1)	Sales
Mt. Vernon, Illinois	1,700	(1)	Services
Reno, Pennsylvania	122,350		Manufacturing
Solon, Ohio	101,600		Manufacturing
Wellington, Utah	76,250		Warehouse, administration, repairs, rebuilds, sales, assembly
Winfield, Alabama	284,880		Manufacturing, administration, sales, engineering
Australia
Minto	131,857	(1)	Warehouse, distribution
Moss Vale	97,392		Manufacturing, administration, repairs, rebuilds, engineering
Mudgee	2,046	(1)	Administration, sales
Parkhurst	76,639		Administration, repairs, rebuilds
Rutherford	149,800		Warehouse, administration, repair, rebuilds, sales, services, assembly
Somersby	49,655		Manufacturing, administration, engineering
Wollongong	14,334	(1)	Administration, sales, engineering
Canada
Lively	56,000		Manufacturing, warehouse, administration, repairs, rebuilds, distribution, engineering, services, assembly
Lively	44,680		Manufacturing, warehouse, administration, repairs, rebuilds, distribution, engineering
Thompson	4,000	(1)	Warehouse, administration, distribution, sales
China
Baotou	119,688	(1)	Repairs, rebuilds, engineering, services
Beijing	10,793	(1)	Administration, sales
Qingdao	115,890		Manufacturing, warehouse, administration, services, assembly
Tianjin	372,362		Manufacturing, warehouse, administration, distribution, engineering, assembly
Tianjin	336,000	(1)	Manufacturing, warehouse, administration
England
Manchester	84,442		Administration, engineering
Sunderland	200,000	(1)	Manufacturing, administration, sales, engineering
Worcester	247,570		Manufacturing, warehouse, administration, repairs, rebuilds, engineering
France
Saint-Priest	217,215		Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
India
Kolkata	10,176		Administration
Nagpur	8,053	(1)	Administration, repairs, rebuilds, distribution, sales, services, assembly
Poland

Underground Locations

Location	Floor Space (Sq. Ft.)	Principal Operations
Tychy	66,206	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
Russia
Novokuznetsk	119,000	Manufacturing, warehouse, administration, repairs, rebuilds, assembly
South Africa
Wadeville	503,326	Manufacturing, warehouse, administration, repairs, rebuilds, distribution, sales, engineering, services, assembly
Witbank	79,525	Administration, warehouse, distribution, sales, services

Surface Locations

Location	Floor Space (Sq. Ft.)		Principal Operations
United States
Milwaukee, Wisconsin	945,100		Manufacturing, warehouse, administration, distribution, sales, engineering, assembly
Elko, Nevada	43,000		Repair, rebuilds
Evansville, Wyoming	25,000		Rebuilds
Gillette, Wyoming	60,000		Manufacturing, warehouse, administration, repair, rebuilds, sales, services, assembly
Kilgore, Texas	12,400		Administration, sales, services
Longview, Texas	1,100,000		Manufacturing, warehouse, administration, repair, distribution, sales, engineering, services, assembly
Mesa, Arizona	40,000		Manufacturing, warehouse, administration, repair, rebuilds, sales
Oak Creek, Wisconsin	300,000	(1)	Warehouse, administration, distribution
Virginia, Minnesota	82,000		Manufacturing, warehouse, administration, repair, rebuilds, distribution, sales, services, assembly
Australia
Bassendean	72,500		Warehouse, administration, sales, services, assembly
Hemmant	23,724		Warehouse, administration, repair
Mackay	36,425		Warehouse, administration, repair, sales, services
Murarrie	18,912	(1)	Administration, sales
Brazil
Belo Horizonte	40,365	(1)	Administration, repair, distribution, sales, engineering, services, assembly
Carajas	38,000		Warehouse, administration, repair, rebuilds, sales, services
Botswana
Gaberone	7,535	(1)	Warehouse, administration, sales
Canada
Calgary	33,000	(1)	Administration
Edmonton	47,100	(1)	Warehouse, rebuilds
Fort McMurray	63,380	(1)	Warehouse, rebuilds
Sparwood	30,700	(1)	Services
Chile
Antofagasta	101,158		Repair, rebuilds, engineering, services
Antofagasta	37,450	(1)	Warehouse
Mexico
Cananea	15,000	(1)	Warehouse, administration, repair, sales
Tlaquepaque, Jalisco	5,823	(1)	Administration, sales
Peru
Arequipa	110,000		Warehouse, administration, repair, rebuilds, distribution, sales, services

(1)	These facilities are under a lease agreement.

Item 3. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including 3,652 asbestos and silica related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

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

Name	Age	Current Office and Principal Occupation	Years as Officer
Edward L. Doheny II	54	President and Chief Executive Officer and a director of Joy Global Inc. since 2013. From 2006 to 2013 he served as Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Global Underground Mining LLC.	10
James M. Sullivan	56	Executive Vice President and Chief Financial Officer since 2012. He previously served as Chief Financial Officer of Solutia, Inc. from 2004 to 2012. Mr. Sullivan also served as Solutia’s Executive Vice President from 2009 until his departure, and previously served as Senior Vice President from 2004 through 2009 and Treasurer from 2004 through 2011.	4
Sean D. Major	52	Executive Vice President, General Counsel and Secretary since 2007.	10
Johannes S. Maritz	57	Executive Vice President, Human Resources since 2012. From 2007 to 2012 he served as Vice President, Human Resources for Joy Global Underground Mining LLC.	4
Peter B. Salditt	52	President, Underground and Hard Rock Mining since 2014. He previously served as President of Atlas Copco Drilling Solutions and had 20 years’ experience with Atlas Copco in a wide variety of leadership responsibilities for their mining and construction product lines.	1
John M. Koetz	52	President, Surface Mining since 2014. He previously served as a Vice President for the Surface business from 2010 to 2014. Prior to joining Joy Global, Mr. Koetz was Senior Director of Marketing for Case IH.	1
Douglas E. Blom	62	Vice President and Chief Marketing Officer since 2013. He previously served as Vice President Eurasia from 2012 to 2013 and Vice President of the Company’s Latin America region from 2008 to 2012. Mr. Blom has held a series of leadership roles with Joy Global since 1997.	1

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value of $1.00 per share, is traded on the New York Stock Exchange under the symbol “JOY.” The table below sets forth the high and low sales price and dividend payments for our common stock during the periods indicated. As of December 8, 2016, there were approximately 29,644 shareholders of record.

	Price per Share		Dividends Per Share
	High	Low
Fiscal 2016
Fourth Quarter	$28.00	$27.15	$0.01
Third Quarter	$28.55	$15.10	$0.01
Second Quarter	$21.99	$9.40	$0.01
First Quarter	$18.55	$8.35	$0.01
Fiscal 2015
Fourth Quarter	$27.00	$14.02	$0.20
Third Quarter	$44.75	$25.71	$0.20
Second Quarter	$45.29	$37.77	$0.20
First Quarter	$55.40	$40.66	$0.20

On December 14, 2015 we entered into an amendment to our credit facilities, which, among other things, limited aggregate cash dividends to $25.0 million per year. On December 16, 2015, we announced a reduction in the quarterly dividend to $0.01 per share.

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicles and Trucks Index (“DJUSHR”). This graph assumes $100 was invested on October 28, 2011 in our common stock, the S&P 500 Composite Stock Index and the DJUSHR.

	10/28/2011	10/26/2012	10/25/2013	10/31/2014	10/30/2015	10/28/2016
Joy Global Inc.	$100.00	$68.20	$65.19	$59.83	$19.98	$32.48
S&P 500	100.00	115.21	146.52	171.82	180.75	188.90
DJUSHR	100.00	99.72	115.65	136.06	108.15	125.03

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
RESULTS OF OPERATIONS

In thousands, except per share amounts	Year Ended October 30, 2016 (1)	Year Ended October 30, 2015 (1)(2)(3)	Year Ended October 31, 2014 (1)	Year Ended October 25, 2013 (1)(4)	Year Ended October 26, 2012 (1)(5)
Net sales	$2,371,400	$3,172,147	$3,778,310	$5,012,697	$5,660,889
Operating (loss) income	(41,412)	(1,109,389)	527,526	835,430	1,036,888
(Loss) income from continuing operations attributable to Joy Global Inc.	$(63,845)	$(1,178,004)	$338,118	$536,759	$670,384
Income (loss) from discontinued operations	5,466	—	—	(225)	(5,060)
Net (loss) income attributable to Joy Global Inc.	$(58,379)	$(1,178,004)	$338,118	$536,534	$665,324
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.65)	$(12.08)	$3.38	$5.06	$6.34
Income (loss) from discontinued operations	0.06	—	—	—	(0.05)
Net (loss) income	$(0.59)	$(12.08)	$3.38	$5.06	$6.29
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.65)	$(12.08)	$3.35	$5.02	$6.28
Income (loss) from discontinued operations	0.06	—	—	—	(0.05)
Net (loss) income	$(0.59)	$(12.08)	$3.35	$5.02	$6.23
Dividends per share	$0.04	$0.80	$0.75	$0.70	$0.70
Working capital excluding discontinued operations	$1,116,801	$1,169,104	$1,448,600	$1,467,614	$1,408,258
Total assets	$3,426,431	$3,712,446	$5,592,349	$5,786,525	$6,155,908
Total long-term obligations	$1,002,548	$1,079,507	$1,269,646	$1,307,376	$1,357,092

(1) - In fiscal 2015, we adopted mark to market accounting for our pension and post-retirement benefit plans. The results of operations for fiscal 2012 through fiscal 2014 have been re-cast to include the impact of adopting this accounting principle. The year-end actuarial adjustments under the new accounting principle resulted in mark to market losses of $15.9 million in fiscal 2016, losses of $63.3 million in fiscal 2015, losses of $9.8 million in fiscal 2014, gains of $1.7 million in fiscal 2013 and losses of $183.8 million in fiscal 2012.

(2) - In fiscal 2015, we completed the redemption of our $250 million senior notes due in 2016 using a mixture of available cash on hand and debt.

(3) – In fiscal 2015, we incurred a $1.3 billion impairment charge, primarily covering goodwill, other intangible assets and certain property, plant and equipment.

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
The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness and other key financial information of Joy Global Inc. and its subsidiaries for fiscal 2016, 2015 and 2014. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

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
Pending Merger with Komatsu America

On July 21, 2016, we entered into the Merger Agreement with Komatsu America, Merger Sub and (solely for the purposes specified in the Merger Agreement) Komatsu Ltd., providing for the merger of Merger Sub with and into Joy Global, with Joy Global surviving the Merger as a wholly owned subsidiary of Komatsu America. At the effective time of the Merger, each outstanding share of Joy Global common stock (other than dissenting shares and shares owned by Joy Global, Komatsu America or their respective subsidiaries) will be cancelled and converted into the right to receive $28.30 per share in cash, without interest.
The closing of the Merger is subject to the satisfaction or waiver of various closing conditions, including (i) the approval of the Merger Agreement by the holders of a majority of our outstanding shares of common stock, which was obtained on October 19, 2016, (ii) the receipt of specified required regulatory approvals in agreed jurisdictions, (iii) the absence of any law, judgment or injunction prohibiting the consummation of the Merger, (iv) the accuracy of each party’s representations and warranties, (v) each party’s performance in all material respects of its obligations under the Merger Agreement and (vi) no "Company Material Adverse Effect," as defined in the Merger Agreement, having occurred with respect to Joy Global. The Merger is not subject to any financing condition.
We and Komatsu America are required to use reasonable best efforts to take all actions necessary to complete the Merger. We are also subject to customary representations, warranties and covenants under the Merger Agreement, including covenants (i) to conduct our business in the ordinary course prior to the completion of the Merger, (ii) not to engage in certain types of transactions during this period without the prior written consent of Komatsu America, (iii) to convene and hold a meeting of our shareholders for the purpose of obtaining shareholder approval of the Merger, which was held on October 19, 2016, and (iv) to refrain from soliciting alternative acquisition proposals or providing information to or participating in discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions that would be reasonably expected to lead to a Superior Company Proposal, as defined in the Merger Agreement.
The Merger Agreement contains customary termination rights, including that we or Komatsu America may terminate the Merger Agreement (i) if the Merger is not completed on or prior to July 21, 2017, subject to extension by either party for up to two sequential three-month periods for the purpose of obtaining regulatory approvals, (ii) a governmental entity has issued a final and non-appealable order permanently enjoining or prohibiting the Merger (subject to certain limitations set forth in the Merger Agreement), or (iii) the Merger Agreement is not approved by our shareholders. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, including termination by either party because our shareholders do not approve the Merger Agreement or because we enter into another agreement with respect to a Superior Company Proposal, we would be required to pay Komatsu America a termination fee of $75.0 million. If the Merger Agreement is terminated under other specified circumstances, including because the required regulatory approvals have not been obtained or because the transaction has been enjoined, Komatsu America would be required to pay us a termination fee of $150.0 million.

For further information regarding the Merger and the Merger Agreement, please refer to our definitive proxy statement filed on September 2, 2016, as amended and supplemented on September 29, 2016 and October 3, 2016, the Merger Agreement, which is attached as Annex A to the definitive proxy statement filed on September 2, 2016, and our Current Reports on Form 8-K filed on July 21, 2016, October 13, 2016 and October 19, 2016. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement.
The transaction is on track to close in mid-2017, or may occur in early 2017 depending on the progress of the remaining regulatory clearance procedures.
Disposition of Longview, Texas Steel Mill Business
On August 5, 2016, we completed the sale our steel mill business to Nucor Corporation. The steel mill business was sold for $28.3 million. The steel mill's results of operations were included as part of the Surface segment until the date of the sale.
Acquisition of Montabert S.A.S.
On June 1, 2015, we completed the acquisition of 100% of the equity of Montabert for approximately $121.5 million, gross of cash acquired of $7.1 million dollars. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. This acquisition expanded the Company's product and service capabilities for hard rock mining, tunneling and rock excavation, which further diversified our commodity and end market exposures. Montabert's results of operations have been included as part of the Underground segment from the date of the acquisition forward.
Acquisition of Mining Technologies International Inc.
On May 30, 2014, we closed on the purchase of certain assets of MTI for $44.4 million. MTI is a Canadian manufacturer of underground hard rock mining equipment serving the North American markets and a world leading supplier of raise bore drilling consumables. We acquired substantially all of the assets associated with MTI's hard rock drilling, loaders, dump trucks, shaft sinking and raise bore product lines. MTI's results of operations have been included as part of the Underground segment from the acquisition date forward.
Operating Results
Net sales in fiscal 2016 were $2.4 billion, compared to $3.2 billion in fiscal 2015. The decrease in net sales of $800.7 million, or 25%, in the current year reflected a decrease in original equipment sales of $300.3 million, or 37%, and a decrease in service sales of $500.4 million, or 21%. Original equipment sales decreased in all regions except Eurasia and North America. The decrease in original equipment sales was led by Latin America, Australia and China, which decreased by $101.0 million, $95.2 million and $89.4 million, respectively. Service sales decreased in all regions except Eurasia. The decrease in service sales was led by North America, which decreased by $376.6 million. Compared to the prior year, net sales in fiscal 2016 included a $87.4 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Operating loss in fiscal 2016 was $41.4 million, or 1.7% of net sales, compared to a loss of $1.1 billion, or 35.0% of net sales, in fiscal 2015. The decrease in operating loss of $1.068 billion, or 96%, in the current year was due to a decrease in impairment charges of $1.3 billion, lower product development, selling and administrative expenses of $106.5 million, which included a $39.7 million decrease in mark to market pension adjustments, and reduced period costs (defined as any costs of sales other than those costs associated with selling inventory at standard costs) of $46.2 million. These items were partially offset by lower sales volumes of $308.0 million, lower manufacturing cost absorption of $40.4 million, higher restructuring costs of $56.4 million and a less favorable product mix of $21.0 million. Compared to the prior year, operating loss in fiscal 2016 included a $4.3 million unfavorable effect of foreign currency translation.
Loss from continuing operations in fiscal 2016 was $63.8 million, or $0.65 per diluted share, compared to a loss of $1.2 billion, or $12.08 per diluted share, in fiscal 2015.
Bookings in fiscal 2016 were $2.3 billion, compared to $2.7 billion in fiscal 2015. The decrease in bookings of $380.3 million, or 14%, in the current year reflected a decrease in original equipment bookings of $107.5 million, or 21%, and a decrease in service bookings of $272.8 million, or 13%. Original equipment bookings decreased in all regions except Latin America and Eurasia. The decrease in original equipment bookings was led by North America and China, which decreased by $85.7 million and $67.0 million, respectively. Service bookings decreased in all regions except Eurasia and Latin America. The decrease in service bookings was led by North America, which decreased by $255.3 million. Compared to the prior year, bookings in fiscal

2016 included a $109.7 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the British pound sterling and South African rand relative to the U.S. dollar.
Results for all periods presented reflect the voluntary change in our method of accounting for actuarial gains and losses and the calculation of our expected returns on plan assets for all of our pension and other postretirement benefit plans. Refer to our Form 10-K for the fiscal year ended October 30, 2015 for additional information.
Impairment Charges
During fiscal 2016, we assessed for impairment the long-lived assets of an asset group in China. This assessment was performed as a result of our decision to idle certain facilities in China due to the continued market challenges in that region. As a result of such assessment, it was determined that the cash flows associated with this asset group would be insufficient to support their carrying values. Valuations were performed over property, plant and equipment using the market approach for real property. Personal property was valued primarily using the cost approach. As a result of this analysis, we recorded non-cash, pre-tax impairment charges of $12.4 million for the year ended October 28, 2016 for our Underground segment related to such property, plant, and equipment.
We also assessed our indefinite-lived trademarks using the relief-from-royalty methodology during fiscal 2016 due to our decision to idle certain facilities in China and the continued market challenges in that region. As a result, a valuation was performed over trademarks using the relief-from-royalty methodology and a non-cash, pre-tax impairment charge of $6.6 million was recorded for the year ended October 28, 2016 by our Underground segment.
Total fiscal 2016 impairment charges of $19.0 million were recorded as a result of each of these analyses. These charges are recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges.
Market Outlook
Although most prices of commodities served by the company improved in the second half of 2016, prices remain substantially below cycle peaks. As a result, prices in many cases have not yet reached a level that stimulates new investment, as industry efforts remain focused on production efficiency and balance sheet improvement. While global economic growth has shown signs of improvement over the past several months, mining industry sentiment remains muted and growth in equipment spending is not expected to recover in 2017.
While copper traded in a tight range for most of the year, fundamentals have recently turned positive. The improving sentiment has largely been led from the supply side as evidence of increasing supply disruptions surfaced during the third quarter. Optimistic outlooks for improving demand, particularly from infrastructure and electric grid investments helped push copper prices up during November 2016, the strongest month since June 2015. The expected slowdown in supply growth in 2017, along with an improving demand outlook, should result in a relatively tight copper market next year.
2016 has once again been a difficult year for U.S. coal markets as the dual challenge of regulatory pressures and low natural gas prices influence a reduction in coal burn. The decline in U.S. coal burn along with reduced export opportunities has U.S. coal production down for 2016. The demand associated with power plant retirements over the past several years is not expected to return. Although U.S. coal inventories are expected to normalize over the course of 2017, sustained lower natural gas prices will challenge the coal production outlook next year.
While seaborne metallurgical coal and thermal coal markets have rallied strongly over the course of 2016, their fate remains largely tied to Chinese domestic production policy. Seaborne coal prices began to increase appreciably in July as the Chinese government mandated a reduction in the number of production days in an effort to combat significantly oversupplied domestic markets. At the same time, a number of weather-related production disruptions in recent months resulted in a seaborne market that became significantly undersupplied during the second half of the year. The combination of these events resulted in seaborne prices at four-year highs during November. While it remains unclear how long the supply tightness will last in seaborne markets, it is expected that prices will retreat from current levels over the course of 2017.
Part of the rally in seaborne metallurgical coal and iron ore markets has been stronger than expected steel production during 2016. Encouraging housing and industrial production data in China have been the primary drivers behind iron ore prices rising from January. Looking into 2017, global steel demand is only expected to be marginally better than 2016, but still relatively weak by historical terms. As such, it is expected that iron ore prices will retreat in 2017 after following metallurgical coal prices higher in recent weeks. Given the expected supply growth of iron ore in 2017, prices are projected to trend lower over the course of 2017.
Other metals markets including nickel, platinum and palladium continue to rebalance and have seen pricing improvements since the beginning of the year. While these markets all have different dynamics, they all appear set to improve in 2017, as supply reductions are balanced against an improving demand outlook.
As markets continue to rebalance in 2017 with some selective pricing improvement, the industry as a whole remains cautious on the sustainability of the current recovery. Although global economic activity is expected to improve in 2017 and could provide a catalyst to the industry, a sustained improvement in underlying sentiment remains elusive. In light of this backdrop, capital spending in the mining industry is expected to decline in 2017, the smallest decline in the past four years.
Company Review and Outlook
Despite the continued market headwinds, we were able to achieve a number of important operational and strategic objectives over the course of 2016.
Driving a company with world-class safety performance remains one of our core values. During the year, we had an increase in facilities around the world that achieved zero-incidence rates for the entire year. Additionally, we achieved the lowest level company-wide recordable incident rate in company history.
Early fiscal 2016, we experienced another significant step-down in the U.S. and China coal markets, which necessitated further strategic and proactive cost reduction actions to structurally position the business for profitable future growth and positive cash generation. We accomplished these objectives over the course of the year, achieving year-over-year cost reduction, a decremental margin ahead of our target, and significant cash generation. At the same time, in the China market, we re-focused the business on customers who value our differentiated equipment and service offerings and are best positioned for success in this market over the coming years.
We are committed to strategic growth and market penetration into the industrial minerals and tunneling markets. We are now realizing approximately 50% of our business coming from non-coal market. By demonstrating our product differentiation and lowest total cost of ownership, we were able to gain market share by converting several mine operations from traditional drill and blast to our high-productivity continuous mining methods. This strategic focus led to multiple orders of heavy continuous miners and flexible conveyor trains.
We remained focused on our new product development growth strategies in our service business including consumables and continued market penetration in hard rock. During 2016, we made significant advances with our hybrid shovel, underground hard rock Joy SR Hybrid Drive LHDs and prototype DynaCut™ hard rock continuous mining system. These products have all been in the field for well over a year proving their capabilities. The hybrid shovel and LHDs are now commercially available and the DynaCut system is set to go to market in the next few years. Additionally, despite the market step-down and reduction of our active fleet of equipment, we achieved growth in our consumables offerings and expect to see stronger growth rates as new equipment bookings increase when the industry recovers over the next 12 to 18 months.
Although some commodity prices have recovered in recent months, our customers remain cautious and are very selective with capital deployment, which will continue to impact the timing and level of incoming orders, and lead to the expected fifth consecutive year of decreased capital expenditures for the industry. We will continue to manage operational and working capital efficiencies and advance our growth strategies in fiscal 2017.

Results of Operations
Fiscal 2016 Compared With Fiscal 2015
Net Sales
The following table sets forth fiscal 2016 and 2015 net sales included in our Consolidated Statements of Operations:

In thousands	2016	2015	$ Change	% Change
Net Sales
Underground	$1,293,699	$1,777,865	$(484,166)	(27)%
Surface	1,177,722	1,510,271	(332,549)	(22)%
Eliminations	(100,021)	(115,989)	15,968
Total	$2,371,400	$3,172,147	$(800,747)	(25)%
Underground net sales in fiscal 2016 were $1.3 billion, compared to $1.8 billion in fiscal 2015. The decrease in Underground net sales of $484.2 million, or 27%, in the current year reflected a decrease in original equipment sales of $194.2 million, or 35%, and a decrease in service sales of $290.0 million, or 24%. Original equipment sales decreased in all regions except Eurasia and Latin America. The decrease in original equipment sales was led by Australia and China, which decreased by $102.0 million and $74.2 million, respectively. Service sales also decreased in all regions except Eurasia and Latin America. The decrease in service sales was led by North America, which decreased by $223.8 million. Compared to the prior year, Underground net sales in fiscal

2016 included a $67.1 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand relative to the U.S. dollar.
Surface net sales in fiscal 2016 were $1.2 billion compared to $1.5 billion in fiscal 2015. The decrease in Surface net sales of $332.5 million, or 22%, in the current year reflected a decrease in original equipment sales of $107.0 million, or 36%, and a decrease in service sales of $225.6 million, or 19%. Original equipment sales decreased in all regions except North America. The decrease in original equipment sales was led by Latin America, which decreased by $103.8 million. Service sales decreased in all regions except Eurasia. The decrease in service sales was led by North America, which decreased by $160.6 million. Compared to the prior year, Surface net sales in fiscal 2016 included a $20.3 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the South African rand, the Chilean peso and the Australian dollar relative to the U.S. dollar.
Operating Loss
The following table sets forth fiscal 2016 and 2015 operating (loss) income included in our Consolidated Statements of Operations:

	2016		2015
In thousands	Operating (Loss)Income	% of Net Sales	Operating Income (Loss)	% of Net Sales
Operating (Loss) Income
Underground	$(47,606)	(4)%	$(1,151,659)	(65)%
Surface	90,523	8%	173,739	12%
Corporate Expenses	(59,851)		(102,746)
Eliminations	(24,478)		(28,723)
Total	$(41,412)	(2)%	$(1,109,389)	(35)%
Underground operating loss in fiscal 2016 was $47.6 million, or 4% of net sales, compared to a loss of $1,151.7 million, or 65% of net sales, in fiscal 2015. The decrease in Underground operating loss of $1.1 billion, or 96%, was due to a decrease in impairment charges of $1.3 billion, lower product development, selling and administrative expenses of $54.0 million and reduced period costs of $14.8 million. These items were partially offset by lower sales volumes of $177.1 million, higher restructuring costs of $58.4 million, lower manufacturing cost absorption of $29.4 million and a less favorable product mix of $20.9 million. Compared to the prior year, Underground operating loss in fiscal 2016 included a $3.9 million unfavorable effect of foreign currency translation.
Surface operating income in fiscal 2016 was $90.5 million, or 8% of net sales, compared to $173.7 million, or 12% of net sales, in fiscal 2015. The decrease in Surface operating income of $83.2 million, or 48%, was due to lower sales volumes of $134.0 million and lower manufacturing cost absorption of $10.9 million. These items were partially offset by reduced period costs of $30.2 million, a decrease in impairment charges of $21.3 million and lower product development, selling and administrative expenses of $13.2 million. Compared to the prior year, Surface operating loss in fiscal 2016 included a $0.4 million unfavorable effect of foreign currency translation.
Corporate expense in fiscal 2016 was $59.9 million, compared to $102.7 million in fiscal 2015. The decrease in corporate expense of $42.9 million, or 42%, was primarily due to the $41.0 million Corporate decrease in mark to market pension adjustments.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in fiscal 2016 was $476.7 million, or 20% of net sales, compared to $583.2 million, or 18% of net sales, in fiscal 2015. The decrease in product development, selling and administrative expense of $106.5 million, or 18%, was primarily due to headcount reductions, as well as other savings from the Company's cost reduction programs. In addition, the Company incurred lower warranty and bad debt expenses on lower sales volumes, fewer litigation charges, less defined benefit employee pension and postretirement plan expense primarily due to a lower mark to market adjustment, reduced amortization due to the prior year intangible asset impairments and favorable foreign currency impacts during the current year. These items were partially offset by higher overall incentive based compensation and the incremental expenses associated with the Company's recent acquisition of Montabert in fiscal 2015. In addition, we incurred $5.4 million of merger related costs in fiscal 2016.
Goodwill Impairment Charges
The Company incurred a $1.2 billion goodwill impairment charge in fiscal 2015. This charge was recorded by the Underground segment. See the notes to the accompanying financial statements for further information.

Restructuring and Other Impairment Charges
Restructuring and other impairment charges in fiscal 2016 were $89.9 million, compared to $172.4 million in fiscal 2015. The decrease in restructuring and other impairment charges is due to the fiscal 2015 impairment charge of $139.0 million, covering other intangible assets, certain items of property, plant, and equipment, as well as other items. The decrease in these impairment charges in fiscal 2016 was partially offset by an increase in restructuring charges as a result of the Company's continued efforts to better align the company's overall cost structure with anticipated levels of future demand. The fiscal 2016 restructuring charges include approximately $19.0 million of impairment charges that are directly related to our restructuring activities.
Net Interest Expense
Net interest expense in fiscal 2016 was $45.7 million, compared to $53.4 million in fiscal 2015. The decrease in net interest expense of $7.7 million, or 14%, was primarily due to the fourth quarter fiscal 2015 redemption of the $250.0 million aggregate principal amount of our 2016 senior notes. The cost of redemption, including the payment of the make whole premium, was funded with a combination of cash on hand and borrowings under the Company's credit agreement, which were drawn at a lower interest rate than the rate on the 2016 senior notes and were repaid in the first quarter of fiscal 2016. The reduction was also attributed to lower short-term borrowings. The overall reduction was partially offset by an increase in interest expense on the term loan and revolving credit facility due to our lower credit rating and a reduction in interest bearing assets as a result of the fourth quarter fiscal 2015 customer payment of a long-term receivable.
Loss on Early Debt Retirement
During fiscal 2015, the Company elected to redeem the entire $250.0 million aggregate principal amount of its 6.0% Senior Notes due 2016 (the "2016 Notes") to reduce interest expense and improve bank and credit rating leveraging metrics. The cost of redemption, including the payment of the make whole premium, was funded with a combination of cash on hand and borrowings under the Company's unsecured revolving credit facility. These borrowings were repaid in the first quarter of fiscal 2016.
Provision for Income Taxes
The benefit for income taxes in fiscal 2016 was $23.3 million, compared to a provision of $0.9 million in fiscal 2015. The effective rate was 26.8% in fiscal 2016, compared to (0.1)% in the prior year. A net discrete tax benefit of $12.2 million was recorded in fiscal 2016, compared to an expense of $0.2 million in fiscal 2015. The decrease in the effective tax rate for the year, excluding discrete items, was primarily attributable to a beneficial geographic mix of earnings, offset by net operating losses of certain foreign subsidiaries without a currently recognizable tax benefit. The discrete tax benefit in fiscal 2016 was primarily attributable to the recognition of previously uncertain tax benefits.
Bookings
Bookings represent new customer orders for original equipment and services. Service bookings include orders for parts, components and rebuilds, but are exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the period. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for fiscal 2016 and 2015 are as follows:

In thousands	2016	2015	$ Change	% Change
Bookings
Underground	$1,220,130	$1,574,461	$(354,331)	(23)%
Surface	1,162,383	1,274,418	(112,035)	(9)%
Eliminations	(66,013)	(152,127)	86,114
Total Bookings	$2,316,500	$2,696,752	$(380,252)	(14)%
Underground bookings in fiscal 2016 were $1.2 billion, compared to $1.6 billion in fiscal 2015. The decrease in Underground bookings of $354.3 million, or 23%, in the current year reflected a decrease in original equipment bookings of $164.0 million, or 37%, and a decrease in service bookings of $190.3 million, or 17%. Original equipment bookings decreased in all regions except Eurasia and Latin America. The decrease in original equipment bookings was led by North America and China, which decreased by $115.3 million and $68.0 million, respectively. Service bookings decreased in all regions except Eurasia and Latin America. The decrease in service bookings was led by North America, which decreased by $197.8 million. Compared to prior year, Underground bookings in fiscal 2016 included a $95.7 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the British pound sterling and South African rand relative to the U.S. dollar.
Surface bookings in fiscal 2016 were $1.2 billion, compared to $1.3 billion in fiscal 2015. The decrease in Surface bookings of $112.0 million, or 9%, in the current year reflected a decrease in original equipment bookings of $7.2 million, or 5%, and a decrease in service bookings of $104.9 million, or 9%. Original equipment bookings increased in all regions except Eurasia and North America, which decreased by $33.0 million and $6.2 million, respectively. Service bookings decreased in all regions except Eurasia. The decrease in service bookings was led by North America, which decreased by $72.2 million. Compared to prior year, Surface bookings in fiscal 2016 included a $14.0 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the South African rand, Canadian dollar and Australian dollar relative to the U.S. dollar.
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
Surface net sales in fiscal 2015 were $1.5 billion, compared to $1.8 billion in fiscal 2014. The decrease in Surface net sales of $332.8 million, or 18%, reflected a decrease in original equipment of $210.2 million, or 42%, and a decrease in service sales of $122.6 million, or 9%. Original equipment sales decreased in all regions except North America, which was flat, and China. The decrease in original equipment sales was led by Latin America, which decreased by $138.8 million. Service sales decreased in all regions except China, which was flat. The decline in service sales was led by North America, which decreased by $65.5 million. Compared to the prior year, Surface net sales in fiscal 2015 included a $42.1 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.
Operating (Loss) Income
The following table sets forth fiscal 2015 and 2014 operating (loss) income included in our Consolidated Statements of Operations:

	2015		2014
In thousands	Operating Income (Loss)	% of Net Sales	Operating Income (Loss)	% of Net Sales
Operating (Loss) Income
Underground	$(1,151,659)	(65)%	$285,316	14%
Surface	173,739	12%	342,819	19%
Corporate Expense	(102,746)		(57,078)
Eliminations	(28,723)		(43,531)
Total	$(1,109,389)	(35)%	$527,526	14%
Underground operating loss in fiscal 2015 was $1.2 billion, or 65% of net sales, compared to operating income of $285.3 million, or 14% of net sales, in fiscal 2014. The decrease in Underground operating income of $1.4 billion was due to impairment charges of $1.3 billion, lower sales volumes of $106.6 million, a less favorable product mix of $42.1 million and lower manufacturing cost absorption of $5.7 million. These items were partially offset by lower period costs of $29.3 million, which includes increased excess purchase accounting charges of $4.3 million, and decreased product development, selling and administrative expenses of $6.1 million, which included a $1.5 million increase in restructuring costs. Compared to the prior year, Underground operating loss in fiscal 2015 included an $18.4 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.

Surface operating income in fiscal 2015 was $173.7 million, or 12% of net sales, compared to $342.8 million, or 19% of net sales, in fiscal 2014. The decrease in Surface operating income of $169.1 million, or 49%, was due to impairment charges of $21.3 million, lower sales volumes of $116.1 million, a less favorable product mix of $22.5 million, lower manufacturing cost absorption of $21.7 million, and higher period costs of $6.5 million. These items were partially offset by reduced product development, selling and administrative expenses of $23.3 million, which included an $8.8 million increase in restructuring costs.
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
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense in fiscal 2015 was $583.2 million, or 18% of net sales, compared to $587.3 million, or 16% of net sales, in fiscal 2014. The decrease in product development, selling and administrative expense of $4.1 million, or 1%, was primarily driven by lower performance based compensation, favorable foreign currency impacts and cost savings from headcount reductions and other restructuring activities. These items were partially offset by the incremental expenses associated with the Company's recent acquisitions of Montabert and MTI in fiscal 2015 and fiscal 2015, respectively, an increase in bad debt expense, higher pension expense as a result of the magnitude of the fiscal 2015 mark to market adjustment, an increase in legal and professional fees and higher share-based compensation.
Goodwill Impairment Charges
The Company incurred a $1.2 billion goodwill impairment charge in fiscal 2015. This charge was recorded by the Underground segment. See the notes to the accompanying financial statements for further information.
Restructuring and Other Impairment Charges
Restructuring and other impairment charges in fiscal 2015 were $172.4 million, compared to $21.6 million in fiscal 2014. The increase in restructuring and other impairment charges is primarily due to the fiscal 2015 impairment charge of $139.0 million, covering other intangible assets, certain items of property, plant, and equipment and other items. In addition, there was an increase in restructuring charges as a result of the Company's continued efforts to better align the company's overall cost structure with anticipated levels of future demand.
Net Interest Expense
Net interest expense in fiscal 2015 was $53.4 million, compared to $55.3 million in fiscal 2014. The decrease in net interest expense of $1.9 million, or 3%, was primarily due to the reduction in the borrowing spreads and commitment fees as a result of the third quarter fiscal 2014 refinancing, as well as an increased interest earned on interest bearing assets.
Loss on Early Debt Retirement
During fiscal 2015, the Company elected to redeem the entire $250.0 million aggregate principal amount of its 6.0% Senior Notes due 2016 to reduce interest expense and improve bank and credit rating leveraging metrics. The cost of redemption, including the payment of the make whole premium, was funded with a combination of cash on hand and borrowings under the Company's unsecured revolving credit facility. These borrowings were repaid in the first quarter of fiscal 2016.
Provision for Income Taxes
The provision for income taxes in fiscal 2015 was $0.9 million, compared to $134.1 million in fiscal 2014. The effective rate was (0.1)% in fiscal 2015, compared to 28.4% in the prior year. A net discrete tax expense of $0.2 million was recorded in fiscal 2015, compared to a benefit of $21.4 million in fiscal 2014. The decrease in the effective tax rate for the year, excluding discrete items, was primarily attributable to impairment charges on certain assets of the Company's Underground business segment. The discrete tax expense in fiscal 2015 was primarily attributable to the establishment of valuation allowances against the deferred tax assets of various foreign subsidiaries for which a benefit is not currently available, offset by U.S. foreign tax credits in connection with dividends received from non-U.S. subsidiaries.
Bookings
Bookings for fiscal 2015 and fiscal 2014 are as follows:

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
Surface bookings in fiscal 2015 were $1.3 billion, compared to $1.9 billion in fiscal 2014. The decrease in Surface bookings of $643.6 million, or 34%, in the current year reflected a decrease in original equipment bookings of $366.7 million, or 70%, and a decrease in service bookings of $276.9 million, or 20%. Original equipment bookings decreased in all regions except Eurasia. The decrease in original equipment bookings was led by Latin America and North America, which decreased by $162.0 million and $128.9 million, respectively. Service bookings decreased in all regions except China, which was flat. The decrease in service bookings was led by North America, which decreased by $183.3 million. Compared to prior year, Surface bookings in fiscal 2015 included a $47.5 million unfavorable impact of foreign currency translation, due primarily to the decline in the value of the Australian dollar relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of October 28, 2016 and October 30, 2015:

In thousands	October 28, 2016	October 30, 2015
Accounts receivable, net	$683,958	$812,073
Inventories	814,821	1,007,925
Trade accounts payable	(236,787)	(275,789)
Advance payments and progress billings	(173,121)	(229,470)
Trade Working Capital	$1,088,871	$1,314,739
Other current assets	113,877	145,559
Short-term borrowings, including current portion of long-term obligations	(42,054)	(26,321)
Employee compensation and benefits	(91,224)	(90,335)
Accrued warranties	(40,787)	(52,146)
Other accrued liabilities	(188,591)	(225,277)
Working Capital Excluding Cash and Cash Equivalents	$840,092	$1,066,219
Cash and cash equivalents	276,709	102,885
Working Capital	$1,116,801	$1,169,104
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
Cash provided by continuing operations for fiscal 2016 was $253.6 million, compared to $355.3 million provided by continuing operations in fiscal 2015. The decrease in cash provided by continuing operations during the year was primarily due to lower earnings excluding non-cash impairment charges and the collection of long-term receivables in the prior year, partially offset by increased cash from trade working capital levels.
Cash provided by investing activities for fiscal 2016 was $9.7 million, compared to $181.5 million used by investing activities in fiscal 2015. The increase in cash from investing activities was primarily due to the payments made in the prior year for the acquisition of Montabert, the proceeds received in the current year for the sale of the steel mill business, lower capital expenditures year over year and the monetization of non-core assets in the current year.
Cash used by financing activities for fiscal 2016 was $84.7 million, compared to $325.0 million used by financing activities in fiscal 2015. The decrease in cash used by financing activities was primarily due to the early redemption of our 2016 Notes in the fourth quarter of fiscal 2015, lower dividends and no share repurchases in the current year. These items were partially offset by our first quarter payoff of amounts previously outstanding under our Credit Agreement resulting from the previously mentioned redemption of our 2016 Notes.
During each quarter of fiscal 2016 we paid cash dividends of $0.01 per outstanding share of common stock resulting in $4.0 million in dividends paid during the fiscal year. In addition, on December 14, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. This dividend will be paid on January 13, 2017 to all shareholders of record at the close of business on December 30, 2016.
In fiscal 2017, we expect capital spending to be between $50 million and $70 million. Capital projects will be focused on continuing investments in our global service infrastructure and operational excellence initiatives.
Restructuring Programs
Restructuring activities continued in fiscal 2016 to better align the Company's workforce and overall cost structure with current and expected future demand. For the 2017 fiscal year, total restructuring charges are anticipated to be approximately $9 million, with estimated cash costs of up to $5 million. These amounts include expected costs for activities not yet implemented.
Retiree Benefits
We sponsor pension plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates and the impact of the Pension Protection Act of 2006. During fiscal 2016, we contributed $13.7 million to our defined benefit employee pension and postretirement plans. We expect contributions to our defined benefit pension and postretirement plans to be approximately $15 million in fiscal 2017. As of October 28, 2016, we have a net unfunded pension and other postretirement liability of $187.6 million.
Credit Facilities and Senior Notes
On July 29, 2014 we entered into a revolving credit agreement that matures on July 29, 2019 (the "Credit Agreement"). On December 14, 2015, we entered into an amendment to our Credit Agreement that increased the maximum consolidated leverage ratio for the period beginning in the second quarter of fiscal 2016 through the first quarter of fiscal 2018. The amendment increased the permitted ratio from 3.0x to 3.5x for the second quarter of fiscal 2016, to 4.25x in the third quarter of fiscal 2016, and to 4.5x in the fourth quarter of fiscal 2016. The ratio will then begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company’s credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company’s credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of October 28, 2016, we were in compliance with all financial covenants of the Credit Agreement.
As of October 28, 2016, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the years ended October 28, 2016 and October 30, 2015 was $0.5 million and $1.2 million, respectively. As of October 28, 2016, outstanding standby letters of credit issued under the Credit Agreement, which count toward the $850.0 million credit limit, totaled $98.9 million, and our available borrowing capacity under the Credit Agreement was $751.1 million.
On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million (as amended, the "Term Loan"). The Term Loan replaced our prior term loan, dated as of June 16, 2011. The prior term loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies Inc., and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the prior term loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends and other restricted payments. The Term Loan requires quarterly principal payments that began in fiscal 2016. Payments of $18.8 million were made on the Term Loan during the year ended October 28, 2016. The Term Loan contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of October 28, 2016, we were in compliance with all financial covenants of the Term Loan.
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
In November 2006, we issued $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036. Interest on the 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries, as well as certain current immaterial domestic subsidiaries. The 2036 Notes were originally issued in a private placement under an exemption from registration under the Securities Act. In the second quarter of fiscal 2007, the 2036 Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.375%.
In November 2006, we also issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016. In October of fiscal 2015 we redeemed the entire $250.0 million aggregate principal amount of our 2016 Notes at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date, plus a “make whole” premium calculated in accordance with the indenture. This resulted in a $14.3 million loss on early debt retirement, which was recorded in the fourth quarter of fiscal 2015.
Stock Repurchase Program
In August 2013, our Board of Directors authorized the repurchase of up to $1.0 billion in shares of our common stock until August 2016. Under the program, we were permitted to repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the year ended October 28, 2016, we did not repurchase any shares of common stock. During the year ended October 30, 2015, we repurchased 954,580 shares of common stock for $50.0 million. Cumulatively, we repurchased 9,771,605 shares of common stock for $533.4 million. The repurchase program expired in August 2016.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders and some service contacts, advance payments and progress billings are generally required from our customers to support the procurement of inventory and other resources. In addition, we have life cycle management arrangements in which our billings have exceeded our service performance. As of October 28, 2016, advance payments and progress billings were $173.1 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the consolidated financial statements.
Goodwill and Other Intangible Assets

Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of October 28, 2016.
Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Due to the Company's decision to idle certain facilities in China and the continued market challenges in that region, we conducted an assessment of our indefinite-lived trademarks during fiscal 2016 using the relief-from-royalty methodology, which evaluates the estimated licensing cost of an intangible asset as an alternative to ownership. This valuation concluded that the carrying value of the Company's indefinite-lived trademarks exceeded the estimated licensing cost. As a result, the Company recorded a $6.6 million non-cash, pre-tax impairment charge to its Underground segment during fiscal 2016. This resulted in the full impairment of our indefinite-lived intangible assets. Assumptions critical to the process include forecasted information and discount rates. This fair value determination is categorized as Level 3 in the fair value hierarchy. Refer to Note 20, Fair Value Measurements, for the definition of Level 3 inputs. This charge is recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually during the fourth quarter of our fiscal year or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Our annual goodwill impairment test was performed as of July 30, 2016. This goodwill impairment test focused on our Surface reporting unit, as all Underground goodwill was fully impaired in fiscal 2015. After completing our step one analysis, we concluded that the estimated fair value of our Surface reporting unit exceeded its carrying value by 54%. We determined that there were no indicators of impairment since our annual impairment test was performed that would warrant an interim impairment test. Although we have concluded that there is no impairment on the goodwill of $350.8 million associated with our Surface reporting unit as of October 28, 2016, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, particularly in Latin American copper or North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill.
Financial Condition
Based on our available cash and our available borrowings under our credit facility, we believe our liquidity and capital resources are adequate to meet our projected needs for the next twelve months, without taking into consideration the pending Merger with Komatsu America. In this regard, we had $276.7 million in cash and cash equivalents as of October 28, 2016, of which $122.1 million is held by foreign entities, and $751.1 million is available for borrowings under the Credit Agreement. Further, we continue to effectively manage our cash flows from operations, which includes continuing to drive working capital improvements, continuing to track the results of our cost savings measures, and continuing to institute additional measures as needed.
During fiscal 2016, the Company amended its Credit Agreement which, among other aspects, reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and increased the consolidated leverage ratio from a permitted limit of 3.0x to 3.5x for the second quarter of fiscal 2016, to 4.25x in the third quarter of fiscal 2016, and to 4.5x in the fourth quarter of fiscal 2016. The ratio will then begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. Even considering the commitment reduction, we expect to meet our U.S. funding needs without repatriating undistributed offshore profits that are indefinitely reinvested outside the U.S., which would result in the incurrence of additional U.S. corporate income taxes on such repatriated undistributed profits. In addition, during fiscal 2016 we reduced dividends from $0.20 per share to $0.01 per share. This action reduced fiscal 2016 annual cash outlays by approximately $75.0 million from fiscal 2015 levels. Under the Merger Agreement, we are restricted from paying dividends, other than our regular quarterly dividend in an amount of $0.01 per share. In addition, as discussed in the Credit Facilities and Senior Notes section above, the Credit Agreement constrains the extent to which we may increase our dividend rate in future quarters until the expiration of the Covenant Relief Period in our fiscal second quarter of 2018.
We expect our requirements for working capital, dividends, pension contributions, capital expenditures and principal and interest payments on our Term Loan and Senior Notes will still be adequately funded by cash on hand and continuing operations (including our monetization of non-core assets) and supplemented by short and long term borrowings, as required.
However, as discussed in the Credit Facilities and Senior Notes section above, the Credit Agreement contains certain financial tests and other covenants that limit our ability to incur additional indebtedness. Our ability to comply with financial tests may be adversely affected by changes in economic or business conditions beyond our control, especially in the current volatile market environment. Borrowing limitations can have material adverse effects on our liquidity and we will continue to monitor the impact of any changes in business and economic conditions on our ability to obtain financing.
Off-Balance Sheet Arrangements
We lease various assets under operating leases. The aggregate payments under operating leases as of October 28, 2016 are disclosed in the table in the Disclosures about Contractual Obligations and Commercial Commitments section below. No significant changes to lease commitments have occurred during fiscal 2016. We have no other off-balance sheet arrangements.
Disclosures about Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations and commercial commitments as of October 28, 2016:

In thousands	Total	Fiscal 2017	Fiscal 2018 - 2019	Fiscal 2020 - 2021	Fiscal 2022 And Beyond
Long Term Debt*	$1,338,096	$73,063	$389,876	$571,126	$304,031
Purchase Obligations	46,900	39,080	7,078	742	—
Capital Leases*	114	72	42	—	—
Operating Leases	104,496	31,237	39,421	18,693	15,145
Other Long Term Obligations**	131,915	11,603	22,096	21,643	76,573
	$1,621,521	$155,055	$458,513	$612,204	$395,749

*	Includes interest.
**	Includes minimum required contributions to our pension and other postretirement benefit plans and required contributions for our unfunded other postretirement benefit plans.

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
Revenue Recognition
We recognize revenue on products and services when the following criteria are satisfied: persuasive evidence of a sales arrangement exists, product delivery and transfer of title and risk and rewards has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We recognize revenue on long-term contracts, such as contracts to manufacture mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified. Approximately 94% of our sales in fiscal 2016 were recorded at the time of shipment or delivery of the product (depending on the terms of the agreement) or performance of the service, with the remaining 6% of sales recorded using percentage-of-completion accounting.
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
Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is used for all inventories, except for inventories in those jurisdictions for which the weighted average method is required by law. Cost includes direct materials, direct labor and manufacturing overhead. We evaluate the need to record valuation adjustments for inventory on a regular basis. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.
Goodwill and Other Intangible Assets
Finite-lived intangible assets include customer relationships, engineering drawings, patents, trademarks and unpatented technology. Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.
No impairments were identified related to our finite-lived intangible assets as of October 28, 2016. However, during fiscal 2015, we assessed our tangible and intangible finite-lived assets for impairment due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. Each asset group was considered and it was determined that the cash flows of an asset group in China and a steel mill would be insufficient to support their carrying value. In connection with the evaluation of these asset groups, we developed an estimate of fair value using a discounted cash flow model. As a result of this analysis, customer relationship non-cash pre-tax impairment charges of $57.9 million and $2.1 million were recorded in fiscal 2015 by our Underground and Surface segments, respectively. These charges are recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges. Assumptions critical to the process included forecasted financial information, discount rates and applicable customer retention rates. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 20, Fair Value Measurements, for the definition of Level 3 inputs. No other impairments were identified related to our finite-lived intangible assets as of October 30, 2015.
Indefinite-lived intangible assets are composed of certain trademarks and are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each asset's fair value to its book value. We first determine qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If we conclude that it is more likely than not that an indefinite-lived asset is impaired, then we determine the fair value by using the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived assets.
Due to the Company's decision to idle certain facilities in China and the continued market challenges in that region, we conducted an assessment of our indefinite-lived trademarks in fiscal 2016 using the relief-from-royalty methodology, which evaluates the estimated licensing cost of an intangible asset as an alternative to ownership. This valuation concluded that the carrying value of the Company's indefinite-lived trademarks exceeded the estimated licensing cost. As a result, the Company recorded a $6.6 million non-cash, pre-tax impairment charge to its Underground segment in the year ended October 28, 2016.

This charge is recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges. It resulted in the full impairment of our indefinite-lived intangible assets. Assumptions critical to the process include forecasted information and discount rates. This fair value determination is categorized as Level 3 in the fair value hierarchy. Refer to Note 20, Fair Value Measurements, for the definition of Level 3 inputs.
In addition, we assessed our indefinite-lived trademarks in fiscal 2015 due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. We developed an estimate of fair value using a similar process as the process described above. As a result, the Company recorded a $10.8 million non-cash, pre-tax impairment charge to its Underground segment in the year ended October 30, 2015. This charge is recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges.
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
Our fiscal 2016 annual goodwill impairment analysis focused on our Surface reporting unit, as all Underground goodwill was fully impaired in fiscal 2015. After completing our step one analysis using a discounted cash flow model, we concluded that the estimated fair value of our Surface reporting unit exceeded its carrying value by 54%. Although we have concluded that there is no impairment on the goodwill of $350.8 million associated with our Surface reporting unit as of October 28, 2016, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, particularly in Latin American copper or North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill.
In addition, in fiscal 2015 we concluded that an indicator was present that suggested impairment may exist for our goodwill, as our total shareholders’ equity exceeded our market capitalization due to the prolonged suppressed global commodity markets, their related effect on the global mining investment environment and the resulting impact on our market capitalization. Based on this indicator of impairment, we worked with a third party appraisal firm to perform an analysis for impairment of goodwill using a discounted cash flow model. The result of our analysis for the Surface reporting unit was that the fair value of the reporting unit exceeded carrying value. However, we determined that the estimated fair value of our Underground reporting unit was lower than the carrying value of the reporting unit, and we recorded a non-cash, pre-tax goodwill impairment charge of $1.2 billion. This impairment charge represents a complete impairment of goodwill in the Underground reporting unit, and it is recorded in the Consolidated Statement of Operations under the heading Goodwill impairment charges. Assumptions critical to the process included forecasted financial information and discount rates. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 20, Fair Value Measurements, for the definition of Level 3 inputs.
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
Pension and Postretirement Benefits and Costs
We recognize actuarial gains and losses in the statement of operations immediately. With the immediate recognition of actuarial gains and losses, the gains and losses from these plans are recognized in our results of operations through an annual adjustment that is recorded in the fourth quarter of each year, or more frequently should a re-measurement event occur. The remaining components of net periodic benefit costs, primarily service and interest costs and the expected return on plan assets, are recorded on a quarterly basis. For purposes of calculating the expected return on plan assets, we use the actual fair value of plan assets to adjust for changes in actual versus expected rates of return. The impact of these changes is recorded annually as part of the adjustment described above. Collectively, the immediate recognition of actuarial gains and losses and the immediate recognition of actual versus expected rates of return on plan assets are referred to herein as the "mark to market pension and postretirement plan adjustment."
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
Mortality rates: Mortality rates used for fiscal 2015 balance sheet and fiscal 2016 benefit cost in the US are based on the RP-2014 mortality table, adjusted for bottom-quartile benefits, in conjunction with an adjusted version of mortality improvement scale MP-2014. Fiscal 2016 balance sheet mortality rates are based on the same RP-2014 table, in conjunction with the updated mortality improvement scale MP-2016 (with certain adjustments). Adoption of the modified MP-2016 mortality improvement scale had an $11.0 million income impact to our pension and postretirement plans. Various factors such as the Company’s historical plan experience levels and the development of new tables by the Society of Actuaries are considered when evaluating the mortality assumption.
Rates of compensation increases: The rates of compensation increases reflect our long-term actual experience and its outlook, including consideration of expected rates of inflation.
As mentioned above, actual results that differ from these assumptions are immediately recognized in our results of operations in an annual adjustment that is recorded in the fourth quarter of each year, or more frequently should a re-measurement event occur. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement plan obligations and future expense. As such, a 0.25% change in the discount rate and the expected return on net assets would have the following effects on pension expense and the projected benefit obligation as of and for the fiscal year ended October 28, 2016:

	0.25% Increase		0.25% Decrease
In thousands	Discount rate	Expected return on net assets	Discount rate	Expected return on net assets
U.S. Pension Plans:
Net pension expense (benefit)	$2,665	$(2,508)	$(2,997)	$2,508
Projected (decrease) increase in benefit obligation	(37,287)	—	24,503	—
Non U.S. Pension Plans:
Net pension expense (benefit)	1,391	(1,384)	(1,572)	1,384
Projected (decrease) increase in benefit obligation	(25,571)	—	27,275	—
Other Postretirement Benefit Plans:
Net pension expense (benefit)	75	(21)	(81)	21
Projected (decrease) increase in benefit obligation	(503)	—	524	—
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
As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the statement of operations but instead was treated first as a reduction of excess reorganization value until exhausted, then intangible assets until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained. As of October 28, 2016, there were $62.4 million of valuation allowances against pre-emergence net operating loss carryforwards. All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.
In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the interim periods in fiscal 2016, the Company determined that the estimated annual effective rate method would not provide a reliable estimate due to the volatility of income tax (benefit) expense resulting from modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for these interim periods based on the actual effective rate (i.e., the “cut-off” method). The effective tax rate for the interim periods in fiscal 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.

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

Interest Rate Risk
We are exposed to market risk from changes in interest rates on long-term debt obligations. We have a combination of fixed and variable rate debt (see Note 11, Borrowings and Credit Facilities), and interest rate movements impact the value of fixed rate debt and cash flows on variable-rate debt. As of October 28, 2016, we were not party to any interest rate derivative contracts.
Commodity Price Risk
We purchase certain raw materials, including steel and copper, that are subject to price volatility caused by systematic risks. Although future movements in raw material prices are unpredictable, we manage this risk through periodic purchases of raw materials and passing some or all of our price increases to our customers. As of October 28, 2016, we were not a party to any material commodity forward contracts.
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
Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in shareholders’ equity as an element of accumulated other comprehensive loss and are not hedged.
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
Exchange gains or losses incurred on transactions conducted by one of our subsidiaries in a currency other than the subsidiary’s functional currency are normally reflected in Cost of sales in our Consolidated Statements of Operations. An exception is made when the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the exchange gains or losses are included in shareholders’ equity as an element of accumulated other comprehensive loss.
Pre-tax foreign exchange losses included in operating income were $15.1 million in 2016. All foreign exchange derivatives as of October 28, 2016 were in the form of forward exchange contracts executed over the counter. The following table shows the fair value of our forward exchange contracts as of October 28, 2016 in dollar equivalent terms:

	Fair Value
In thousands	Buy	Sell
Australian Dollar	$(56)	$(41)
Brazilian Real	1,075	(1,905)
British Pound Sterling	(1,368)	738
Canadian Dollar	(922)	1,695
Chilean Peso	2,193	(4,989)
Euro	862	(442)
Peruvian Sol	(35)	(157)
Polish Zloty	25	—
South African Rand	2	—
U.S. Dollar	3,073	(13,808)
Total	$4,849	$(18,909)

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included within Item 15, Exhibits and Financial Statement Schedules, beginning on page F-1.
Unaudited Quarterly Financial Data
The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 28, 2016 and October 30, 2015.

	2016 Fiscal Quarter Ended
In thousands, except per share amounts	January 29	April 29	July 29	October 28(1)
Net sales	$526,300	$601,985	$586,552	$656,563
Gross profit	88,044	143,506	131,958	152,318
Operating (loss) income	(45,087)	(4,325)	(5,169)	13,169
Net (loss) income	(40,221)	(9,839)	128	(8,447)
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.41)	$(0.16)	$0.00	$(0.09)
Income from discontinued operations	—	0.06	—	—
Net (loss) income	$(0.41)	$(0.10)	$0.00	$(0.09)
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.41)	$(0.16)	$0.00	$(0.09)
Income from discontinued operations	—	0.06	—	—
Net (loss) income	$(0.41)	$(0.10)	$0.00	$(0.09)
Dividends per share	0.01	0.01	0.01	0.01

	2015 Fiscal Quarter Ended
In thousands, except per share amounts	January 30(3)	May 1(3)	July 31(3)	October 30 (2)
Net sales	$703,873	$810,523	$792,183	$865,568
Gross profit	186,304	234,297	217,345	200,976
Operating income (loss)	58,458	92,945	82,251	(1,343,043)
Net income (loss)	30,525	55,958	51,336	(1,315,823)
Basic earnings (loss) per share	0.31	0.57	0.53	(13.49)
Diluted earnings (loss) per share	0.31	0.57	0.52	(13.49)
Dividends per share	0.20	0.20	0.20	0.20

(1)	The fourth quarter of 2016 included year end market to market losses for our pension and post-retirement benefit plans of $16.1 million.

(2)
The fourth quarter of 2015 included impairment charges of $1.3 billion, primarily covering goodwill, other intangibles and certain items of property, plant, and equipment. The fourth quarter of 2015 also included year end mark to market losses for our pension and post-retirement benefit plans of $63.3 million.

(3)
In the fourth quarter of fiscal 2015, we adopted mark to market accounting for our pension and post-retirement benefit plans. The results of operations for the first three quarters of fiscal 2015 have been re-cast to include the impact of adopting this accounting principle.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information set forth in the sections entitled Election of Directors, Corporate Governance, and Other Information - Section 16(a) Beneficial Ownership Reporting Compliance in our proxy statement to be mailed to stockholders in connection with our 2017 annual meeting is incorporated herein by reference, or alternatively will be included in an amendment to this Annual Report on Form 10-K.
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

Item 11. Executive Compensation
The information set forth in the section entitled Executive Compensation in our proxy statement to be mailed to stockholders in connection with our 2017 annual meeting is incorporated herein by reference, or alternatively will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the sections entitled Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our proxy statement to be mailed to stockholders in connection with our 2017 annual meeting is incorporated herein by reference, or alternatively will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence
The information set forth in the sections entitled Related Party Transactions and Corporate Governance in our proxy statement to be mailed to stockholders in connection with our 2017 annual meeting is incorporated herein by reference, or alternatively will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services
The information set forth in the section entitled Auditors, Audit Fees, and Auditor Independence in our proxy statement to be mailed to stockholders in connection with our 2017 annual meeting is incorporated herein by reference, or alternatively will be included in an amendment to this Annual Report on Form 10-K.

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
2.1
Agreement and Plan of Merger, dated as of July 21, 2016, by and among Joy Global Inc., Komatsu America Corp., Pine Solutions Inc. and (solely for the purposes set forth therein) Komatsu Ltd. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 21, 2016, File No. 001-09299).

3.1	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 6, 2012, File No. 001-09299).

3.2	Amended and Restated Bylaws of Joy Global Inc., effective January 12, 2016 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed January 12, 2016, File No. 001-09299).

4.1	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 filed October 6, 2011, File No. 333-177189).

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

10.1
Form of Change of Control Employment Agreement entered into between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K for the year ended November 1, 2003, File No. 001-09299).*

10.2
Supplement to Form of Change of Control Employment Agreement entered into between Joy Global Inc. and persons becoming executive officers before November 10, 2015 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended October 30, 2015, File No. 001-09299).*

10.3
Form of Change of Control Employment Agreement entered into between Joy Global Inc. and persons becoming executive officers after November 10, 2015 (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended October 30, 2015, File No. 001-09299).*

10.4
Form of Indemnification Agreement entered into between Joy Global Inc. and each of its executive officers and non-employee directors (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended October 28, 2011, File No. 001-09299).*

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

10.11	Joy Global Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed March 8, 2016, File No. 333-210018).*

10.12
Form of Nonqualified Stock Option Agreement, dated December 2, 2014, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).*

10.13
Form of Performance Share Agreement, dated December 2, 2014, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).*

10.14
Form of Restricted Stock Unit Award Agreement, dated December 2, 2014, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).*

10.15
Form of Restricted Stock Unit Award Agreement, dated March 10, 2015, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended May 1, 2015, File No. 001-09299).*

10.16
Form of Nonqualified Stock Option Agreement, dated December 7, 2015, between the registrant and each of its named executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 29, 2016, File No. 001-09299).*

10.17
Form of Performance Share Agreement, dated December 7, 2015, between the registrant and each of its named executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 29, 2016, File No. 001-09299).*

10.18
Form of Restricted Stock Unit Award Agreement, dated December 7, 2015, between the registrant and each of its named executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 29, 2016, File No. 001-09299).*

10.19
Form of Special Restricted Stock Unit Award Agreement, dated December 7, 2015, between the registrant and each of its named executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended January 29, 2016, File No. 001-09299).*

10.20
Form of Nonqualified Stock Option Agreement, dated December 7, 2015, between the registrant and certain of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended January 29, 2016, File No. 001-09299).*

10.21
Form of Performance Share Agreement, dated December 7, 2015, between the registrant and certain of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended January 29, 2016, File No. 001-09299).*

10.22
Form of Restricted Stock Unit Award Agreement, dated December 7, 2015, between the registrant and certain of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended January 29, 2016, File No. 001-09299).*

10.23
Form of Restricted Stock Unit Award Agreement, dated March 8, 2016, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 29, 2016, File No. 001-09299).*

10.24
Amended and Restated Credit Agreement, dated as of July 29, 2014, among Joy Global Inc., as Borrower, the Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank (USA) as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 29, 2014, File No. 001-09299).

10.25
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

10.26
First Amendment to Amended and Restated Credit Agreement, dated as of November 14, 2014, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent(incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended October 31, 2014, File No. 001-09299).

10.27
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 14, 2014, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended October 31, 2014, File No. 001-09299).

10.28
Second Amendment to Amended and Restated Credit Agreement, dated as of January 27, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).

10.29
Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 27, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended January 30, 2015, File No. 001-09299).

10.30
Third Amendment to Amended and Restated Credit Agreement, dated as of December 14, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended October 30, 2015, File No. 001-09299).

10.31
Third Amendment to Second Amended and Restated Credit Agreement, dated as of December 14, 2015, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended October 30, 2015, File No. 001-09299).

10.32
Amendment to Amended and Restated Credit Agreement, dated as of July 29, 2014, as amended, between Joy Global Inc., as Borrower, and Bank of America, N.A., as Administrative Agent, effective as of February 19, 2016 (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended January 29, 2016, File No. 001-09299).

10.33
Amendment to Second Amended and Restated Credit Agreement, dated as of July 29, 2014, as amended, between Joy Global Inc., as Borrower, and Bank of America, N.A., as Administrative Agent, effective as of February 19, 2016 (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended January 29, 2016, File No. 001-09299).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on signature page).

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

Joy Global Inc.
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule
The following Consolidated Financial Statements and the Financial Statement Schedule are included in Item 8, Financial Statements and Supplementary Data and Item 15, Exhibits and Financial Statement Schedules:

Item 15(a) (1):	Page in This Form 10-K
Reports of Independent Registered Public Accounting Firm	F-2

Management’s Report on Internal Control Over Financial Reporting	F-4

Consolidated Statements of Operations for the fiscal years ended October 28, 2016, October 30, 2015 and October 31, 2014	F-5

Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended October 28, 2016, October 30, 2015 and October 31, 2014	F-6

Consolidated Balance Sheets as of October 28, 2016 and October 30, 2015	F-7

Consolidated Statements of Cash Flows for the fiscal years ended October 28, 2016, October 30, 2015 and October 31, 2014	F-9

Consolidated Statements of Shareholders' Equity for the fiscal years ended October 28, 2016, October 30, 2015 and October 31, 2014	F-10

Notes to Consolidated Financial Statements	F-12

Item 15(a) (2):

Schedule II. Valuation and Qualifying Accounts	F-65

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Joy Global Inc.
We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 28, 2016 and October 30, 2015, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended October 28, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 28, 2016 and October 30, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 28, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joy Global Inc.’s internal control over financial reporting as of October 28, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 16, 2016

Report of Independent Registered Public Accounting Firm on Internal
Control Over Financial Reporting
The Board of Directors and Shareholders
Joy Global Inc.
We have audited Joy Global Inc.’s internal control over financial reporting as of October 28, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 28, 2016 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Joy Global Inc., and our report dated December 16, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 16, 2016

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 28, 2016.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Joy Global Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Fiscal Years Ended
	October 28, 2016	October 30, 2015	October 31, 2014
Net sales	$2,371,400	$3,172,147	$3,778,310
Cost of sales	1,855,574	2,333,225	2,654,233
Product development, selling and administrative expenses	476,684	583,218	587,289
Goodwill impairment charges	—	1,199,256	—
Restructuring and other impairment charges	89,896	172,440	21,597
Other income	(9,342)	(6,603)	(12,335)
Operating (loss) income	(41,412)	(1,109,389)	527,526
Loss on early debt retirement	—	(14,311)	—
Interest income	4,582	10,710	9,760
Interest expense	(50,341)	(64,139)	(65,108)
(Loss) income from continuing operations before income taxes	(87,171)	(1,177,129)	472,178
(Benefit) provision for income taxes	(23,326)	875	134,060
(Loss) income from continuing operations	(63,845)	(1,178,004)	338,118
Income from discontinued operations, net of income taxes	5,466	—	—
Net (loss) income	$(58,379)	$(1,178,004)	$338,118

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.65)	$(12.08)	$3.38
Income from discontinued operations	0.06	—	—
Net (loss) income	$(0.59)	$(12.08)	$3.38
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.65)	$(12.08)	$3.35
Income from discontinued operations	0.06	—	—
Net (loss) income	$(0.59)	$(12.08)	$3.35
Dividends per share	$0.04	$0.80	$0.75
Weighted average shares outstanding:
Basic	98,040	97,493	100,088
Diluted	98,040	97,493	100,939
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Statements of Comprehensive (Loss) Income (In thousands)

	Fiscal Years Ended
	October 28, 2016	October 30, 2015	October 31, 2014
Net (loss) income	$(58,379)	$(1,178,004)	$338,118
Other comprehensive income (loss):
Change in unrecognized prior service costs on pension and other postretirement obligations, net of tax benefits of $361, $57 and $498	865	204	234
Derivative instrument fair market value adjustment, net of (benefits) taxes of ($5,166), $2,278, and ($129)	(5,215)	5,558	(292)
Foreign currency translation adjustment on long-term intercompany foreign loans	23,079	3,437	(11,354)
Other foreign currency translation adjustment	(17,408)	(149,991)	(24,896)
Total other comprehensive income (loss), net of taxes	1,321	(140,792)	(36,308)
Comprehensive (loss) income	$(57,058)	$(1,318,796)	$301,810
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Balance Sheets (In thousands, except share data)

	October 28, 2016	October 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$276,709	$102,885
Accounts receivable, net	683,958	812,073
Inventories	814,821	1,007,925
Other current assets	113,877	145,559
Assets held for sale	3,703	—
Total current assets	1,893,068	2,068,442
Property, plant and equipment:
Land and improvements	73,073	68,380
Buildings	423,043	409,259
Machinery and equipment	742,744	974,794
Software	91,594	109,776
Gross property, plant and equipment	1,330,454	1,562,209
Accumulated depreciation	(674,209)	(770,177)
Total property, plant and equipment	656,245	792,032
Other assets:
Other intangible assets, net	223,411	255,710
Goodwill	350,843	354,621
Deferred income taxes	171,775	118,913
Other non-current assets	131,089	122,728
Total other assets	877,118	851,972
Total assets	$3,426,431	$3,712,446
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Balance Sheets (In thousands, except share data)

	October 28, 2016	October 30, 2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$42,054	$26,321
Trade accounts payable	236,787	275,789
Employee compensation and benefits	91,224	90,335
Advance payments and progress billings	173,121	229,470
Accrued warranties	40,787	52,146
Other accrued liabilities	188,591	225,277
Current liabilities of discontinued operations	—	11,582
Total current liabilities	772,564	910,920
Long-term obligations	964,979	1,060,643
Other liabilities:
Liabilities for postretirement benefits	14,260	19,540
Accrued pension costs	175,120	175,699
Other non-current liabilities	117,802	125,635
Total other liabilities	307,182	320,874
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value (authorized 150,000,000 shares; 131,966,614 and 131,242,051 shares issued as of October 28, 2016 and October 30, 2015, respectively)	131,967	131,242
Capital in excess of par value	1,253,124	1,231,110
Retained earnings	1,792,431	1,854,794
Treasury stock (33,644,764 shares as of October 28, 2016 and October 30, 2015)	(1,650,065)	(1,650,065)
Accumulated other comprehensive loss	(145,751)	(147,072)
Total shareholders’ equity	1,381,706	1,420,009
Total liabilities and shareholders’ equity	$3,426,431	$3,712,446
See Notes to Consolidated Financial Statements.

Joy Global Inc. Consolidated Statements of Cash Flows (In thousands)

	Fiscal Years Ended
	October 28, 2016	October 30, 2015	October 31, 2014
Operating Activities:
Net (loss) income	$(58,379)	$(1,178,004)	$338,118
Income from discontinued operations	(5,466)	—	—
Adjustments to continuing operations:
Depreciation and amortization	141,900	142,366	133,593
Impairment charges	18,962	1,338,241	—
Changes in deferred income taxes	(5,073)	(77,013)	(2,812)
Contributions to defined benefit employee pension and postretirement plans	(13,684)	(16,262)	(10,014)
Defined benefit employee pension and postretirement plan expense	10,897	41,759	5,148
Share-based compensation expense	25,550	30,634	17,685
Changes in long-term receivables	(17,689)	60,230	(15,225)
Other adjustments to continuing operations, net	25,274	(10,114)	10,489
Changes in working capital items attributed to continuing operations, net of acquisitions:
Accounts receivable, net	115,679	208,255	61,247
Inventories	162,670	28,344	3,013
Other current assets	20,948	813	22,491
Trade accounts payable	(31,674)	(112,561)	8,233
Employee compensation and benefits	3,820	(46,643)	8,676
Advance payments and progress billings	(54,611)	(29,653)	(106,352)
Accrued warranties	(7,519)	(13,800)	(17,739)
Other accrued liabilities	(77,964)	(11,259)	(93,110)
Net cash provided by operating activities of continuing operations	253,641	355,333	363,441
Net cash used by operating activities of discontinued operations	—	—	(102)
Net cash provided by operating activities	253,641	355,333	363,339
Investing Activities:
Acquisition of businesses, net of cash acquired	—	(114,353)	(44,426)
Property, plant and equipment acquired	(42,690)	(71,336)	(91,077)
Proceeds from sale of business	28,250	—	—
Proceeds from sale of property, plant and equipment	24,838	4,300	9,963
Other investing activities, net	(744)	(83)	53
Net cash provided (used) by investing activities	9,654	(181,472)	(125,487)
Financing Activities:
Common stock issued	639	4,654	13,346
Dividends paid	(3,984)	(77,950)	(74,945)
Redemption of 6% note due 2016	—	(250,000)	—
Repayments of Term Loan	(18,750)	—	(37,500)
(Payments) borrowings on Credit Agreement	(58,600)	58,600	—
Financing fees	(1,011)	—	(2,826)
Treasury stock purchased	—	(50,000)	(269,336)
Other financing activities, net	(2,984)	(10,260)	3,964
Net cash used by financing activities	(84,690)	(324,956)	(367,297)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(3,271)	(16,211)	(6,073)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	175,334	(167,306)	(135,518)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	102,885	270,191	405,709
Cash, Cash Equivalents and Restricted Cash at End of Year	$278,219	$102,885	$270,191
Supplemental cash flow information:
Interest paid	$47,998	$68,177	$62,103
Income taxes paid	39,416	100,087	179,148
See Notes to Consolidated Financial Statements

Joy Global Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of October 25, 2013	$130,205	$1,176,068	$2,849,739	$(1,330,729)	$30,028	$2,855,311
Net income	—	—	338,118	—	—	338,118
Change in unrecognized prior service costs on pension and other postretirement obligations, net of taxes	—	—	—	—	234	234
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	(292)	(292)
Foreign currency translation adjustment	—	—	—	—	(36,250)	(36,250)
Treasury stock purchased	—	—	—	(269,336)	—	(269,336)
Share-based compensation expense	—	17,685	—	—	—	17,685
Dividends paid ($0.75 per share)	—	1,024	(75,969)	—	—	(74,945)
Issuance of restricted stock units and performance shares	265	(9,408)	—	—	—	(9,143)
Exercise of stock options	241	8,714	—	—	—	8,955
Shares issued under employee stock purchase plan	83	4,308	—	—	—	4,391
Excess tax benefit from share-based compensation awards	—	1,632	—	—	—	1,632
Balance as of October 31, 2014	$130,794	$1,200,023	$3,111,888	$(1,600,065)	$(6,280)	$2,836,360
Net loss	—	—	(1,178,004)	—	—	(1,178,004)
Change in unrecognized prior service costs on pension and other postretirement obligations, net of taxes	—	—	—	—	204	204
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	5,558	5,558
Foreign currency translation adjustment	—	—	—	—	(146,554)	(146,554)
Treasury stock purchased	—	—	—	(50,000)	—	(50,000)
Share-based compensation expense	—	30,634	—	—	—	30,634
Dividends paid ($0.80 per share)	—	1,140	(79,090)	—	—	(77,950)
Issuance of restricted stock units and performance shares	243	(3,635)	—	—	—	(3,392)
Exercise of stock options	27	528	—	—	—	555
Shares issued under employee stock purchase plan	178	3,921	—	—	—	4,099
Tax deficiency from share-based compensation awards	—	(1,501)	—	—	—	(1,501)
Balance as of October 30, 2015	$131,242	$1,231,110	$1,854,794	$(1,650,065)	$(147,072)	$1,420,009
See Notes to Consolidated Financial Statements.

Joy Global Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive(Loss) Income	Total
Balance as of October 30, 2015	$131,242	$1,231,110	$1,854,794	$(1,650,065)	$(147,072)	$1,420,009
Net loss	—	—	(58,379)	—	—	(58,379)
Change in unrecognized prior service costs on pension and other postretirement obligations, net of taxes	—	—	—	—	865	865
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	(5,215)	(5,215)
Foreign currency translation adjustment	—	—	—	—	5,671	5,671
Share-based compensation expense	—	25,550	—	—	—	25,550
Dividends paid ($0.04 per share)	—	61	(3,984)	—	—	(3,923)
Issuance of restricted stock units and performance shares	376	(8,009)	—	—	—	(7,633)
Exercise of stock options	30	609	—	—	—	639
Shares issued under employee stock purchase plan	319	4,501	—	—	—	4,820
Tax deficiency from share-based compensation awards	—	(698)	—	—	—	(698)
Balance as of October 28, 2016	$131,967	$1,253,124	$1,792,431	$(1,650,065)	$(145,751)	$1,381,706
See Notes to Consolidated Financial Statements.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

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
Pending Merger with Komatsu America
On July 21, 2016, we entered into the Merger Agreement with Komatsu America, Merger Sub and (solely for the purposes specified in the Merger Agreement) Komatsu Ltd., providing for the “Merger, with Joy Global surviving the Merger as a wholly owned subsidiary of Komatsu America. At the effective time of the Merger, each outstanding share of Joy Global common stock (other than dissenting shares and shares owned by Joy Global, Komatsu America or any of their respective subsidiaries) will be cancelled and converted into the right to receive $28.30 per share in cash, without interest.
For further information regarding the Merger and the Merger Agreement, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, as well as our definitive proxy statement filed on September 2, 2016, as amended and supplemented on September 29, 2016 and October 3, 2016, the Merger Agreement, which is attached as Annex A to the definitive proxy statement filed on September 2, 2016, and our Current Reports on Form 8-K filed on July 21, 2016, October 13, 2016 and October 19, 2016. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement.

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

Results for all periods presented reflect the reflect the voluntary change in our method of accounting for actuarial gains and losses and the calculation of our expected returns on plan assets for all of our pension and other postretirement benefit plans. Refer to our Form 10-K for the fiscal year ended October 30, 2015 for additional information.

Use of Estimates – The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Cash Equivalents – All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents. These primarily consist of money market funds and, to a lesser extent, certificates of deposit and commercial paper. Cash equivalents were $0.3 million and $9.8 million as of October 28, 2016 and October 30, 2015, respectively.

Inventories – Inventories are carried at the lower of cost or market. The first-in, first-out method is used for all inventories, except for inventories in those jurisdictions for which the weighted average method is required by law. Cost includes direct materials, direct labor and manufacturing overhead. We evaluate the need to record valuation adjustments for inventory on a regular basis.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Property, Plant and Equipment – Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, these assets are depreciated primarily by the straight line method over the estimated useful lives of the assets which generally range from 5 to 50 years for land improvements, from 10 to 50 years for buildings, from 3 to 20 years for machinery and equipment and from 2 to 10 years for software. Depreciation expense was $118.8 million, $110.9 million and $107.4 million for fiscal 2016, 2015 and 2014, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

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

During fiscal 2016, we assessed for impairment the long-lived assets of an asset group in China. This assessment was performed as a result of our decision to idle certain facilities in China due to the continued market challenges in that region. As a result of such assessment, it was determined that the cash flows associated with this asset group would be insufficient to support their carrying values. Valuations were performed over property, plant and equipment using the market approach for real property. Personal property was valued primarily using the cost approach. As a result of this analysis, we recorded non-cash, pre-tax impairment charges of $12.4 million for the year ended October 28, 2016 for our Underground segment related to such property, plant, and equipment. These charges are recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 20, Fair Value Measurements, for the definition of Level 3 inputs.

In fiscal 2015, we assessed our tangible and intangible finite-lived assets for impairment due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. Each asset group was considered and it was determined that the cash flows associated with an asset group in China and a steel mill would be insufficient to support their carrying value. As a result of this analysis, property, plant and equipment non-cash impairment charges of $42.6 million related to an asset group in China and $19.2 million related to a steel mill were recorded in fiscal 2015 by our Underground and Surface segments, respectively. In addition, customer relationship intangible asset non-cash impairment charges of $57.9 million and $2.1 million were recorded in fiscal 2015 by our Underground and Surface segments, respectively. These charges are recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges.

No impairment was identified related to our long-lived assets in fiscal 2014.

Goodwill and Indefinite-lived Intangible Assets – Indefinite-lived intangible assets are composed of certain trademarks and are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Indefinite-lived intangible assets are evaluated for impairment by comparing each asset's fair value to its book value. We first determine qualitatively whether it is more likely than not that an indefinite-lived asset is impaired. If we conclude that it is more likely than not that an indefinite-lived asset is impaired, then we determine the fair value by using the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset. See Note 8, Goodwill and Intangible Assets, for details regarding the results of our indefinite-lived intangible asset impairment testing performed in fiscal 2016 and 2015. No impairment was identified related to our indefinite-lived intangible assets in fiscal 2014.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and is tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units to their book value. We generally first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then determine the fair value of the reporting unit based on a discounted cash flow model. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. If goodwill is impaired, we recognize a non-cash impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value. See Note 8, Goodwill and Intangible Assets, for details regarding the results of our goodwill impairment testing performed in fiscal 2015. No impairment was identified related to our goodwill in fiscal 2016 or 2014.
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

Pension and Postretirement Benefits and Costs – Actuarial gains and losses from our pension and other postretirement plans are immediately recognized in our results of operations in an annual adjustment that is recorded in the fourth quarter of each year, or more frequently should a re-measurement event occur. The remaining components of net periodic benefit costs, primarily service, administrative and interest costs and the expected return on plan assets, are recorded on a quarterly basis. In addition, for purposes of calculating the expected return on plan assets, we use the actual fair value of plan assets to adjust for changes in actual versus expected rates of return. The impact of this change is recorded annually.
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
Mortality rates: Mortality rates used for fiscal 2015 balance sheet and fiscal 2016 benefit cost in the US are based on the RP-2014 mortality table, adjusted for bottom-quartile benefits, in conjunction with an adjusted version of mortality improvement scale MP-2014. Fiscal 2016 balance sheet mortality rates are based on the same RP-2014 table, in conjunction with the updated mortality improvement scale MP-2016 (with certain adjustments). Adoption of the modified MP-2016 mortality improvement scale had an $11.0 million income impact to our pension and postretirement plans. Various factors such as the Company’s historical plan experience levels and the development of new tables by the Society of Actuaries are considered when evaluating the mortality assumption.
Rates of compensation increases: The rates of compensation increases reflect our long-term actual experience and its outlook, including consideration of expected rates of inflation.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

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

Foreign Currency Transactions – Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translation are included in shareholders’ equity as an element of accumulated other comprehensive loss.

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

Exchange gains or losses incurred on transactions conducted by one of our subsidiaries in a currency other than the subsidiary’s functional currency are normally reflected in Cost of sales in our Consolidated Statements of Operations. An exception is made when the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the exchange gains or losses are included in shareholders’ equity as an element of accumulated other comprehensive income loss.

The pre-tax foreign exchange impact included in operating income was a loss of $15.1 million, a loss of $5.2 million and a gain of $1.1 million in fiscal 2016, 2015 and 2014, respectively.

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

For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income (loss), net of tax. This amount is reclassified into the statement of operations on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. Ineffectiveness related to these derivative contracts is recorded in the Consolidated Statements of Operations. For derivative contracts that are designated and qualify as a fair value hedge and for derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Consolidated Statements of Operations under the heading Cost of sales. This gain or loss is offset by foreign exchange fluctuations of the underlying hedged item.

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
October 28, 2016

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

Comprehensive Income (Loss)– Comprehensive income (loss) includes disclosure of financial information that historically has not been recognized in the calculation of net income. Our comprehensive income (loss) encompasses net income (loss), the change in unrecognized prior service costs on our pension and other postretirement obligations, the derivative instrument fair market value adjustment and foreign currency translation. Comprehensive income (loss) is disclosed in our Consolidated Statements of Comprehensive (Loss) Income. Accumulated other comprehensive loss is disclosed in our Consolidated Balance Sheets and our Consolidated Statements of Shareholders’ Equity.

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

Research and Development Expenses – Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $32.6 million, $36.2 million and $40.6 million for fiscal 2016, 2015 and 2014, respectively.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

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

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the interim periods in fiscal 2016, the Company determined that the estimated annual effective rate method would not provide a reliable estimate due to the volatility of income tax (benefit) expense resulting from modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for these interim periods based on the actual effective rate (i.e., the “cut-off” method). The effective tax rate for the interim periods in fiscal 2015 was calculated based on an estimated annual effective tax rate in addition to discrete items.

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

New Accounting Pronouncements – In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. As a result of this ASU, cash and cash-equivalent balances in the statement of cash flows should include those amounts that are deemed to be restricted cash and restricted cash equivalents. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. The ASU should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company early adopted the guidance on a retrospective basis in the fourth quarter of fiscal 2016. This guidance did not have a significant impact on our financial condition, results of operations or presentation of our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. As a result of this ASU, cash payments for debt prepayment or extinguishment costs must be classified as cash outflows for financing activities; the cash outflows for the settlement of a zero-coupon bond must be bifurcated into operating and financing activities for the accreted interest and the principal, respectively; contingent consideration payments that were not made soon after a business combination must be separated and classified in financing and operating activities for cash payments up to the amount of the contingent consideration liability recognized as of the acquisition date and any excess cash payments, respectively; cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss; cash proceeds from the settlement of corporate owned life insurance ("COLI") and bank owned life insurance ("BOLI") polices must be classified in investing activities (however, an entity is permitted to align the classification of premium payments on COLI and BOLI policies with the classification of COLI and BOLI proceeds); distributions received from equity method investees should be classified under the cumulative earnings approach or the nature of distribution approach through an accounting policy election; and a transferor’s beneficial interests received as proceeds from the securitization of an entity’s financial assets should be disclosed as a noncash activity with subsequent cash receipts of beneficial interests from the securitization of an entity’s trade receivables classified as cash inflows from investing activities. In addition, the guidance provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. An entity should first apply specific guidance in U.S. GAAP, if applicable. If there is no specific

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

guidance related to the cash receipt or payment, an entity should bifurcate the cash payment or receipt into each separately identifiable source or use of cash on the basis of the nature of the underlying cash flows that will be classified as operating, investing, or financing activities. If the cash payment or receipt cannot be bifurcated, the entire payment or receipt should be classified as operating, investing, or financing activities on the basis of the activity that is likely to be the predominant source or use of cash. The ASU should be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for all entities. The ASU is effective for the Company beginning on October 27, 2018. We are beginning to evaluate the impact that the adoption of this guidance will have on the presentation of our financial statements.

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company beginning on October 31, 2020. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

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

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. In order to reduce complexities in financial reporting, the Company early adopted the guidance on a prospective basis in the first quarter of fiscal 2016. Prior balance sheets were not retrospectively adjusted. This guidance did not have a significant impact on our financial condition, results of operations or presentation of our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which they determined the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. The ASU is effective for the Company on October 29, 2016, with early adoption permitted. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Further, in June 2015, the FASB agreed to clarifying guidance from the SEC on the presentation of debt issuance costs on revolving debt arrangements, permitting entities to elect that such costs be classified as an asset. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued and entities would apply the new guidance retrospectively to all prior periods. ASU 2015-03 will be effective for the Company beginning on October 29, 2016. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

3.	Acquisitions
Acquisition of Montabert S.A.S.

On June 1, 2015, we completed the acquisition of 100% of the equity of Montabert for $121.5 million, gross of cash acquired of $7.1 million dollars. Montabert specializes in the design, production and distribution of high quality hydraulic rock breakers, pneumatic equipment, drilling attachments, drifters and related parts and tools. This acquisition expanded our product and service capabilities for hard rock mining, tunneling and rock excavation, which further diversified our commodity and end market exposures. Montabert's results of operations have been included as part of the Underground segment from the date of the acquisition forward.

In connection with the acquisition, we recorded goodwill of $55.5 million and intangible assets of $35.1 million. The intangible assets are comprised primarily of customer relationships, trade names and patents, which are being amortized over their respective estimated useful lives. Other assets acquired consisted of working capital related items and property, plant, and equipment, with values that were not individually significant.

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

In connection with the acquisition, we recorded goodwill of $0.3 million and intangible assets of $9.9 million. The intangible assets are primarily comprised of customer relationships and designs and drawings, which are being amortized over their respective estimated useful lives.

4.	Discontinued Operations

Discontinued operations of LeTourneau

On October 24, 2011, we completed the sale of LeTourneau Technologies Drilling Systems, Inc. to Cameron International Corporation. This drilling products business is reflected as a discontinued operation and all results of operations have been reflected as discontinued operations in the Consolidated Statements of Operations. During fiscal 2016, we recognized net income from discontinued operations of $5.5 million, primarily due to losses on contingencies resulting from our former drilling products business that were no longer considered probable, offset by the write-off of associated inventory that would no longer be utilized.

5.	Accounts Receivable

Consolidated accounts receivable consist of the following:

In thousands	October 28, 2016	October 30, 2015
Trade receivables	$632,086	$766,024
Unbilled receivables (due within one year)	142,704	149,369
Allowance for doubtful accounts	(90,832)	(103,320)
Total accounts receivable, net	$683,958	$812,073

6.	Inventories

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Consolidated inventories consist of the following:

In thousands	October 28, 2016	October 30, 2015
Finished goods	$648,549	$814,306
Work in process	122,674	135,310
Raw materials	43,598	58,309
Total inventories	$814,821	$1,007,925

Finished goods include finished components and parts in addition to any finished equipment.

7.	Held for Sale Assets

As of October 28, 2016, certain assets associated with several of our U.S. facilities met the held for sale criteria in both the Surface and Underground segments. We are disposing of these non-core assets in response to adverse market conditions. The disposal groups have been recognized at the lower of cost or fair value less costs to sell. No gain or loss was recognized in the year ended October 28, 2016.

The value of the assets of $3.7 million is entirely composed of property, plant and equipment. We have recorded these assets as current in the Assets held for sale line of the Condensed Consolidated Balance Sheet, as we expect these assets to be sold within the next year.

8.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 28, 2016 and October 30, 2015 are as follows:

		October 28, 2016		October 30, 2015
In thousands	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived intangible assets:
Customer relationships	15 years	$213,062	$(81,952)	$215,703	$(69,245)
Engineering drawings	1 year	5,843	(4,964)	5,843	(4,165)
Patents	18 years	93,560	(32,948)	93,520	(27,985)
Trademarks	5 years	15,024	(8,078)	15,039	(5,049)
Unpatented technology	20 years	33,028	(9,164)	32,852	(7,372)
Subtotal	16 years	360,517	(137,106)	362,957	(113,816)
Indefinite-lived intangible assets:
Trademarks		—	—	6,569	—
Total other intangible assets		$360,517	$(137,106)	$369,526	$(113,816)

Finite-lived intangible assets

Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

No impairments were identified related to our finite-lived intangible assets as of October 28, 2016. However, during fiscal 2015, we assessed our intangible finite-lived assets for impairment due to the prolonged suppressed global commodity markets and their

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

related effect on the global mining investment environment. Each asset group was considered and it was determined that the cash flows of an asset group in China and a steel mill would be insufficient to support their carrying value. In connection with the evaluation of these asset groups, we developed an estimate of fair value using a discounted cash flow model. As a result of this analysis, customer relationship non-cash pre-tax impairment charges of $57.9 million and $2.1 million were recorded in fiscal 2015 by our Underground and Surface segments, respectively. These charges are recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges. Assumptions critical to the process included forecasted financial information, discount rates and applicable customer retention rates. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 20, Fair Value Measurements, for the definition of Level 3 inputs. No other impairments were identified related to our finite-lived intangible assets as of October 30, 2015.

Amortization expense for finite-lived intangible assets was $23.1 million, $26.5 million and $26.2 million, for fiscal 2016, 2015 and 2014, respectively.

Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2017	$22,750
2018	21,979
2019	21,860
2020	19,171
2021	18,729

Indefinite-lived intangible assets

Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. Due to the Company's decision to idle certain facilities in China and the continued market challenges in that region, we conducted an assessment of our indefinite-lived trademarks as of April 29, 2016 using the relief-from-royalty methodology, which evaluates the estimated licensing cost of an intangible asset as an alternative to ownership. This valuation concluded that the carrying value of the Company's indefinite-lived trademarks exceeded the estimated licensing cost. As a result, the Company recorded a $6.6 million non-cash, pre-tax impairment charge to its Underground segment in the year ended October 28, 2016. This charge is recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges. It resulted in the full impairment of our indefinite-lived intangible assets. Assumptions critical to the process include forecasted information and discount rates. This fair value determination is categorized as Level 3 in the fair value hierarchy. Refer to Note 20, Fair Value Measurements, for the definition of Level 3 inputs.

In addition, we assessed our indefinite-lived trademarks in fiscal 2015 due to the prolonged suppressed global commodity markets and their related effect on the global mining investment environment. We developed an estimate of fair value using a similar process as the process described above. As a result, the Company recorded a $10.8 million non-cash, pre-tax impairment charge to its Underground segment in the year ended October 30, 2015. This charge is recorded in the Consolidated Statement of Operations under the heading Restructuring and other impairment charges.

Goodwill

Changes in the carrying amount of goodwill in fiscal 2016 and 2015 are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In thousands	Balance as of October 30, 2015	Disposition of business	Translation adjustments	Balance as of October 28, 2016
Underground
Goodwill	$1,199,256	$—	$—	$1,199,256
Accumulated impairment	(1,199,256)	—	—	(1,199,256)
Net goodwill	$—	$—	$—	$—
Surface
Goodwill	$354,621	$(4,345)	$567	$350,843
Accumulated impairment	—	—	—	—
Net goodwill	$354,621	$(4,345)	$567	$350,843
Total Consolidated
Goodwill	$1,553,877	$(4,345)	$567	$1,550,099
Accumulated impairment	(1,199,256)	—	—	(1,199,256)
Net goodwill	$354,621	$(4,345)	$567	$350,843

In thousands	Balance as of October 31, 2014	Goodwill acquired during the year	Goodwill impairment charges	Translation adjustments	Balance as of October 30, 2015
Underground
Goodwill	$1,160,191	$55,717	$—	$(16,652)	$1,199,256
Impairment charges	—	—	(1,199,256)	—	(1,199,256)
Net goodwill	$1,160,191	$55,717	$(1,199,256)	$(16,652)	$—
Surface
Goodwill	$356,502	$—	$—	$(1,881)	$354,621
Impairment charges	—	—	—	—	—
Net goodwill	$356,502	$—	$—	$(1,881)	$354,621
Total Consolidated
Goodwill	$1,516,693	$55,717	$—	$(18,533)	$1,553,877
Impairment charges	—	—	(1,199,256)	—	(1,199,256)
Net goodwill	$1,516,693	$55,717	$(1,199,256)	$(18,533)	$354,621

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Our fiscal 2016 annual goodwill impairment analysis was completed for our Surface reporting unit, as all Underground goodwill was fully impaired in fiscal 2015. After completing our step one analysis using a discounted cash flow model, we concluded that the estimated fair value of our Surface reporting unit exceeded its carrying value by 54%. Although we have concluded that there is no impairment on the goodwill of $350.8 million associated with our Surface reporting unit as of October 28, 2016, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, particularly in Latin American copper or North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill.

In addition, in fiscal 2015 we concluded that an indicator was present that suggested impairment may exist for our goodwill, as our total shareholders’ equity exceeded our market capitalization due to the prolonged suppressed global commodity markets, their related effect on the global mining investment environment and the resulting impact on our market capitalization. Based on this indicator of impairment, we worked with a third party appraisal firm to perform an analysis for impairment of goodwill using a discounted cash flow model. The result of our analysis for the Surface reporting unit was that the fair value of the reporting unit

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

exceeded carrying value. However, we determined that the estimated fair value of our Underground reporting unit was lower than the carrying value of the reporting unit, and we recorded a non-cash, pre-tax goodwill impairment charge of $1.2 billion. This impairment charge represented a complete impairment of goodwill in the Underground reporting unit, and it is recorded in the Consolidated Statement of Operations under the heading Goodwill impairment charges. Assumptions critical to the process included forecasted financial information and discount rates. This fair value determination was categorized as Level 3 in the fair value hierarchy. See Note 20, Fair Value Measurements, for the definition of Level 3 inputs.

9.	Income Taxes

The provision for income taxes for continuing operations included in the Consolidated Statements of Operations consists of the following:

In thousands	October 28, 2016	October 30, 2015	October 31, 2014
Current (benefit) provision
Federal	$(46,843)	$23,673	$82,618
State	(3,506)	937	5,888
Foreign	32,096	53,278	52,029
Total current (benefit) provision	(18,253)	77,888	140,535
Deferred (benefit) provision
Federal	9,203	(59,088)	2,821
State	1,984	(1,393)	948
Foreign	(16,260)	(16,532)	(10,244)
Total deferred benefit	(5,073)	(77,013)	(6,475)
Total (benefit) provision for income taxes	$(23,326)	$875	$134,060

The foreign deferred provision for fiscal 2016 reflects a charge of $19.9 million for the impact of valuation allowances on certain deferred tax assets without a currently recognizable tax benefit.

The federal current provision for fiscal 2015 includes a $41.8 million benefit for excess foreign tax credits from dividends paid during the year. The foreign deferred provision for fiscal 2015 reflects a charge of $34.0 million for the impact of valuation allowances on certain of the China deferred tax assets.

The domestic and foreign components of (loss) income from continuing operations before income taxes are as follows:

In thousands	October 28, 2016	October 30, 2015	October 31, 2014
Domestic (loss) income from continuing operations	$(120,092)	$(73,408)	$304,060
Foreign income (loss) from continuing operations	32,921	(1,103,721)	168,118
Pre-tax (loss) income from continuing operations	$(87,171)	$(1,177,129)	$472,178

The reconciliation between the income tax (benefit) provision recognized in our Consolidated Statements of Operations and the income tax (benefit) provision computed by applying the statutory federal income tax rate to the (loss) income from continuing operations are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In thousands	October 28, 2016	October 30, 2015	October 31, 2014
Income tax computed at federal statutory tax rate	35.0%	35.0%	35.0%
Sub-part F income and foreign dividends, net of foreign tax credits	—	3.5	0.1
Differences in foreign and U.S. tax rates	8.7	(8.1)	(5.1)
State income taxes, net of federal tax impact	3.2	—	0.9
Valuation allowance	(22.9)	(3.5)	2.2
IRC 199 manufacturing deduction	—	0.6	(2.0)
Non-deductible impairment charges	—	(26.6)	—
Other items, net	2.8	(1.0)	(2.7)
Effective income tax rate	26.8%	(0.1)%	28.4%

The components of the net deferred tax asset are as follows:

In thousands	October 28, 2016	October 30, 2015
Deferred tax assets:
Employee benefit related items	$130,919	$118,915
Tax credit carryforwards	61,201	46,235
Tax loss carryforwards	164,244	149,024
Inventories	21,580	19,478
Other deferred tax assets, net	56,414	56,030
Valuation allowance, current assets	—	(66,543)
Valuation allowance, non-current assets	(192,941)	(110,182)
Total deferred tax assets	241,417	212,957
Deferred tax liabilities:
Depreciation and amortization in excess of book expense	42,198	51,830
Intangibles	42,629	31,410
Total deferred tax liabilities	84,827	83,240
Net deferred tax asset	$156,590	$129,717

The net deferred tax assets are reflected in the Consolidated Balance Sheets as follows:

In thousands	October 28, 2016	October 30, 2015
Current deferred tax assets, included in Other current assets	$—	$39,464
Long-term deferred tax asset, included in Deferred income taxes	171,775	118,913
Current deferred tax liability, included in Other accrued liabilities	—	(1,672)
Long-term deferred tax liability, included in Other liabilities	(15,185)	(26,988)
Net deferred tax asset	$156,590	$129,717

The following table summarizes the components of our loss and credit carryforward:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Loss and Credit Carryforward Summary
	Amount
Description - In millions	Gross	Benefit	Valuation Allowance	Expiration Date(s)
Foreign capital losses	$47.3	$8.2	$8.2	None
U.S. state operating losses	1,947.4	106.8	97.5	Various
Foreign operating losses	196.9	49.3	48.3	$4.1 - None $45.2 - 2017 to 2021
State tax credits	N/A	2.1	2.1	Various
Foreign tax credits	N/A	58.1	0.9	$0.9 - 2017 to 2018 $57.2 - 2025 to 2026
Various international tax credits	N/A	1.0	—	None

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

During fiscal 2016, the Company recorded tax expense of $16.6 million relating to the establishment of valuation allowances, comprised of $30.9 million of expense for additions and $14.3 million of benefit for releases. During fiscal 2015, the Company recorded tax expense of $41.4 million relating to the establishment of valuation allowances, comprised of $41.7 million of expense for additions and $0.3 million of benefit for releases. During fiscal 2014, the Company recorded tax expense of $10.5 million relating to the establishment of valuation allowances, comprised of $10.7 million of expense for additions and $0.2 million of benefit for releases. Valuation allowances currently recorded that arose in pre-emergence years require us to apply fresh start accounting. As of October 28, 2016, there were $62.4 million of valuation reserves against pre-emergence net operating loss carryforwards.

As of October 28, 2016, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries, as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries, which have been or are intended to be permanently reinvested, are $751.5 million as of October 28, 2016.

Unrecognized tax benefits are as follows:

In thousands	October 28, 2016	October 30, 2015
Balance, beginning of year	$82,587	$77,766
Additions for current year tax positions and acquisition	—	3,490
Additions for prior year tax positions	4,095	3,207
Reductions for prior year tax positions	(10,740)	(1,876)
Reclassification to uncertain tax positions	(3,226)	—
Balance, end of year	$72,716	$82,587

As of October 28, 2016, $74.7 million of the net unrecognized tax benefit would affect the effective tax rate if recognized. As of October 28, 2016 and October 30, 2015, total interest of approximately $19.2 million and $19.0 million, respectively, are classified in the Consolidated Balance Sheets as Other liabilities, while penalties of approximately $35.2 million and $42.3 million are included in the ending net unrecognized tax benefit above. Interest and penalties are classified as (Benefit) provision for income taxes in the Consolidated Statements of Operations. It is expected that the total amount of unrecognized tax benefit will decrease by $56.6 million within the next twelve months relating to reserves for which statutes will lapse during fiscal 2017.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

With respect to tax years subject to examination by the U.S. taxing authorities, the Company’s tax years prior to 2012 have been audited by the Internal Revenue Service and are closed. Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. state purposes, although some earlier years also remain open. From a non-U.S. perspective, the major locations in which we conduct business are as follows: United Kingdom – 2013 forward are open for examination; South Africa – 2011 forward are open for examination; Australia – 2013 forward are open for examination; Chile – 2013 forward are open for examination; China – 2011 forward are open for examination; and Canada – 2008 forward are open for examination (2008 through 2013 are currently under audit). There are a number of smaller entities in other countries that generally have open tax years ranging from 3 to 5 years.

10.	Warranties

The following table reconciles the changes in the product warranty reserve:

In thousands	October 28, 2016	October 30, 2015
Balance, beginning of year	$52,146	$67,272
Accrual for warranty expensed during the year	28,630	38,144
Settlements made during the year	(36,407)	(51,906)
Effect of foreign currency translation	(3,582)	(2,620)
Acquired warranty accrual	—	1,256
Balance, end of year	$40,787	$52,146

11.	Borrowings and Credit Facilities

We entered into our Credit Agreement on July 29, 2014. On December 14, 2015, we entered into an amendment to our Credit Agreement that increased the maximum consolidated leverage ratio for the period beginning in the second quarter of fiscal 2016 through the first quarter of fiscal 2018. The amendment increased the permitted ratio from 3.0x to 3.5x for the second quarter of fiscal 2016, to 4.25x in the third quarter of fiscal 2016, and to 4.5x in the fourth quarter of fiscal 2016. The ratio will then begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company’s credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company’s credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of October 28, 2016, we were in compliance with all financial covenants of the Credit Agreement.

As of October 28, 2016, there were no direct borrowings under the Credit Agreement. Total interest expense recognized for direct borrowings under the Credit Agreement for the years ended October 28, 2016 and October 30, 2015 was $0.5 million and $1.2 million, respectively. As of October 28, 2016, outstanding standby letters of credit issued under the Credit Agreement, which count toward the $850.0 million credit limit, totaled $98.9 million, and our available borrowing capacity under the Credit Agreement was $751.1 million.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The prior term loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies Inc., and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the prior term loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends and other restricted payments. The Term Loan requires quarterly principal payments that began in fiscal 2016. Payments of $18.8 million were made on the Term Loan during the year ended October 28, 2016. The Term Loan contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of October 28, 2016, we were in compliance with all financial covenants of the Term Loan.

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

In November 2006, we issued $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036. Interest on the 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries, as well as certain current immaterial domestic subsidiaries. The 2036 Notes were originally issued in a private placement under an exemption from registration under the Securities Act. In the second quarter of fiscal 2007, the 2036 Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.375%.

In November 2006, we also issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016. In October of fiscal 2015 we redeemed the entire $250.0 million aggregate principal amount of our 2016 Notes at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date, plus a “make whole” premium calculated in accordance with the indenture. This resulted in a $14.3 million loss on early debt retirement, which was recorded in the fourth quarter of fiscal 2015.

Our borrowings also include amounts related to transfers of certain receivables under factoring arrangements with recourse related to our recently acquired French operations.

Direct borrowings and capital lease obligations consist of the following:

In thousands	October 28, 2016	October 30, 2015
Domestic:
Term Loan due 2019	$356,250	$375,000
5.125% Senior Notes due 2021	497,604	497,195
6.625% Senior Notes due 2036	148,585	148,553
Credit Agreement	—	58,600
Foreign:
Capital leases	109	159
Factoring arrangement	4,485	7,457
Total obligations	1,007,033	1,086,964
Less: Amounts due within one year	(42,054)	(26,321)
Long-term obligations	$964,979	$1,060,643

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

The aggregate maturities of debt for credit agreements in place as of October 28, 2016 consisted of the following (in thousands):

2017	$42,054
2018	37,530
2019	281,260
2020	—
2021	497,604
Thereafter	148,585

12.	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) and its components are presented in the Consolidated Statements of Comprehensive (Loss) Income. Changes in accumulated other comprehensive loss, net of taxes, consist of the following:

	Year Ended October 28, 2016				Year Ended October 30, 2015
In thousands	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(1,282)	$10,294	$(156,084)	$(147,072)	$(1,486)	$4,736	$(9,530)	$(6,280)
Other comprehensive (loss) income before reclassifications, net of taxes	877	(8,756)	5,671	(2,208)	63	4,069	(146,554)	(142,422)
Amounts reclassified from accumulated other comprehensive (loss) income, net of taxes	(12)	3,541	—	3,529	141	1,489	—	1,630
Total other comprehensive (loss) income, net of taxes	865	(5,215)	5,671	1,321	204	5,558	(146,554)	(140,792)
Ending balance	$(417)	$5,079	$(150,413)	$(145,751)	$(1,282)	$10,294	$(156,084)	$(147,072)

Details of the reclassifications from accumulated other comprehensive loss are disclosed below:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

	Amounts Reclassified from Accumulated Other Comprehensive Loss
In thousands	October 28, 2016	October 30, 2015
Change in unrecognized prior service costs on pension and other postretirement obligations:
Amortization of prior service cost	$203	$198	Cost of sales/Product development, selling and administrative expense*
Curtailment gain	(258)	—	Cost of sales/Product development, selling and administrative expense*
Deferred tax	43	(57)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$(12)	$141

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$6,492	$2,094	Net sales/Cost of sales**
Deferred tax	(2,951)	(605)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$3,541	$1,489

Total reclassifications for the period	$3,529	$1,630

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Note 16, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Note 17, Derivatives, for additional information.

13.	Shareholders’ Equity

In August 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of our common stock until August 2016. Under the program, we were permitted to repurchase shares in the open market in accordance with applicable SEC rules and regulations. During the year ended October 28, 2016, we did not repurchase any shares of common stock. During the year ended October 30, 2015, we repurchased 954,580 shares of common stock for $50.0 million. Cumulatively, we repurchased 9,771,605 shares of common stock for $533.4 million. The repurchase program expired in August 2016.

14.	Share-Based Compensation

Our 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”) authorizes the grant of up to 6.3 million shares plus canceled and forfeited awards. The 2016 Plan replaced the 2007 Stock Incentive Plan during the current fiscal year. The 2016 Plan allows for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. For every share representing a stock option grant or a stock appreciation right, 1 share is removed from the 2016 Plan. However, for every share representing a performance share grant, a restricted stock unit grant or any other stock-based award grant, 2.4 shares are removed from the 2016 Plan. As of October 28, 2016, none of the options granted qualify as incentive stock options under the Internal Revenue Code. We have historically issued new common stock in order to satisfy share-based payment awards and plan to do so to satisfy future awards.

Total share-based compensation expense recognized for fiscal 2016, 2015 and 2014 was $25.6 million, $30.6 million and $17.7 million, respectively. The total share-based compensation expense is reflected in our Consolidated Statement of Cash Flows in operating activities as an add back to net income (loss). The corresponding deferred tax asset recognized related to the share-based compensation expense was $6.9 million, $7.8 million and $4.4 million for fiscal 2016, 2015 and 2014, respectively.

Upon a change in control, stock options whose grant price is greater than the change in control price and all other stock-based compensation awards will vest and become non-forfeitable.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. Stock options vest ratably over three years beginning on the one-year anniversary date, and they expire ten years from the grant date. A summary of stock option activity follows:

Dollars in millions, except per share data	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of October 25, 2013	2,245,075	$59.28	6.8		$18.7
Options granted	847,150	55.45		$12.88
Options exercised	(241,739)	37.05			5.5
Options forfeited or cancelled	(200,036)	70.29
Outstanding as of October 31, 2014	2,650,450	$59.34	6.7		9.6
Options granted	499,000	50.25		11.59
Options exercised	(26,971)	20.59			0.7
Options forfeited or cancelled	(285,130)	60.07
Outstanding as of October 30, 2015	2,837,349	$58.04	5.9		—
Options granted	1,375,800	12.19		4.36
Options exercised	(29,422)	21.69			0.1
Options forfeited or cancelled	(327,626)	56.75
Outstanding as of October 28, 2016	3,856,101	$42.17	6.4		22.3
Exercisable as of October 28, 2016	2,060,053	$59.19	4.4		1.4

The fair value of the option awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis. The weighted-average assumptions are as follows:

	2016	2015	2014
Risk free interest rate	1.30%	1.08%	0.64%
Expected volatility	49.72%	35.15%	35.76%
Expected life in years	3.4	3.3	3.2
Dividend yield	0.33%	1.60%	1.30%

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

As of October 28, 2016, there was $5.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

We grant restricted stock units to certain employees and to all non-employee members of our Board of Directors. The fair value of our restricted stock units is determined based on the closing price of our stock on the date of grant and is recognized as expense on a straight line basis over the vesting term.

Restricted stock units granted to employees vest over three years with one-third vesting on the first, second and third anniversaries of the grant date. These restricted stock units provide a number of shares of common stock equal to the number of vested units. These shares are delivered to the employee as the restricted stock units vest.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

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

A summary of restricted stock unit activity follows:

Dollars in millions, except per share data	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of October 25, 2013	1,066,916	$60.35
Units granted	379,759	55.49
Units earned from dividends	15,813	57.51
Units settled	(172,760)	55.63	$9.7
Units deferred	(2,601)	21.69	0.1
Units forfeited	(106,808)	64.64
Outstanding as of October 31, 2014	1,180,319	59.14
Units granted	600,116	49.83
Units earned from dividends	36,019	31.31
Units settled	(311,966)	66.22	15.2
Units forfeited	(174,899)	52.13
Outstanding as of October 30, 2015	1,329,589	53.45
Units granted	904,332	12.39
Units earned from dividends	4,048	14.97
Units settled	(476,137)	59.63	6.7
Units forfeited	(157,486)	38.01
Outstanding as of October 28, 2016	1,604,346	$28.89

As of October 28, 2016, there was $15.6 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years. As of October 28, 2016, the balance of deferred restricted stock units is 14,854 shares.

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

Shares of common stock may be earned by the participants under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2016, 2015 and 2014 performance share award programs, the performance measure for executive officers is average return on equity, and the performance measure for all other participants is average diluted earnings per share for the three year cycle from fiscal 2016 through fiscal 2018, fiscal 2015 through fiscal 2017, and fiscal 2014 through fiscal 2016, respectively. Each performance share represents the right to earn one share of common stock.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Awards can range from 0% to 150% (or, in certain cases for the 2015 and 2014 performance share aware programs, 180%) of the target award opportunities, and may be paid out in company stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or the target award. The final awards for the fiscal 2014 performance share program amounted to 39,770 shares and the intent is to pay out the award entirely in company stock on December 19, 2016.

A summary of performance share activity follows:

Dollars in millions, except per share data	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of October 25, 2013	344,389	$72.72
Shares granted	109,700	53.42
Target adjustment	(245,013)	63.76
Shares distributed	(56,804)	78.69	$3.0
Shares forfeited	(52,243)	57.71
Outstanding as of October 31, 2014	100,029	53.42
Shares granted	167,625	47.96
Target adjustment	(24,253)	50.06
Shares forfeited	(25,127)	49.45
Outstanding as of October 30, 2015	218,274	50.06
Shares granted	261,400	12.08
Target adjustment	(128,934)	49.98
Shares forfeited	(11,315)	30.00
Outstanding as of October 28, 2016	339,425	$21.51

As of October 28, 2016, there was $3.4 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 1.7 years

15. Restructuring Charges
During fiscal 2015, in response to the adverse market conditions, management implemented further cost reduction initiatives, which we refer to as the Restructuring Program. Expected and actual costs related to the Restructuring Program have continued into 2016 as more activities have been planned and initiated. These costs include entering into severance and termination agreements and full or partial closures and idling of certain facilities in order to better align the Company's overall cost structure with anticipated levels of future demand. We currently have costs forecasted under the Restructuring Program through the end of fiscal 2017.
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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In thousands	Year Ended October 28, 2016			Year Ended October 30, 2015
	Restructuring and Other Impairment Charges	Cost of Sales	Total	Restructuring and Other Impairment Charges	Cost of Sales	Total
Employee severance and termination costs	$46,559	$—	$46,559	$31,376	$—	$31,376
Asset impairment charges	18,962	—	18,962	—	—	—
Accelerated depreciation	20,065	—	20,065	2,079	—	2,079
Other costs	4,310	6,276	10,586	—	—	—
Total restructuring and related charges	$89,896	$6,276	$96,172	$33,455	$—	$33,455
The following tables summarize the amounts incurred for the year by segment:

In thousands	Year Ended October 28, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs*	$41,115	$5,049	$395	$46,559
Asset impairment charges	18,962	—	—	18,962
Accelerated depreciation	13,325	6,740	—	20,065
Other costs	9,691	895	—	10,586
Total restructuring and related charges	$83,093	$12,684	$395	$96,172

In thousands	Year Ended October 30, 2015
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$16,340	$12,451	$2,585	$31,376
Accelerated depreciation	2,079	—	—	2,079
Total restructuring and related charges	$18,419	$12,451	$2,585	$33,455
* The amount incurred during the year ended October 28, 2016 includes $9.4 million of expense for contractual termination benefits under the Joy Global qualified pension plan as part of continued restructuring activities in our Underground division. As noted below, amounts accrued for contractual termination benefits are included in our retiree benefit liabilities.
The impairment charges above relate to both property, plant and equipment and indefinite-lived trademarks. During fiscal 2016, we assessed for impairment the long-lived assets of an asset group in China. This assessment was performed as a result of our decision to idle certain facilities in China due to the continued market challenges in that region. As a result of such assessment, it was determined that the cash flows associated with this asset group would be insufficient to support their carrying values. Valuations were performed over property, plant and equipment using the market approach for real property. Personal property was valued primarily using the cost approach. As a result of this analysis, we recorded non-cash, pre-tax impairment charges of $12.4 million for the year ended October 28, 2016 for our Underground segment related to such property, plant, and equipment. These fair value determinations are categorized as Level 3 in the fair value hierarchy. Refer to Note 20, Fair Value Measurements, for the definition of Level 3 inputs.
As discussed in Note 8, Goodwill and Other Intangible Assets, we also assessed our indefinite-lived trademarks using the relief-from-royalty methodology during fiscal 2016 due to our decision to idle certain facilities in China and the continued market challenges in that region. As a result, a valuation was performed over trademarks using the relief-from-royalty methodology and a non-cash, pre-tax impairment charge of $6.6 million was recorded for the year ended October 28, 2016 by our Underground segment.
The following table summarizes the cumulative amounts incurred from inception to date by segment:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In thousands	October 28, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$57,455	$17,500	$2,980	$77,935
Asset impairment charges	18,962	—	—	18,962
Accelerated depreciation	15,404	6,740	—	22,144
Other costs	9,691	895	—	10,586
Total restructuring and related charges	$101,512	$25,135	$2,980	$129,627
The following table summarizes the total expected costs from inception of the Restructuring Program through fiscal 2017 by segment:

In thousands	October 28, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$59,000	$18,000	$3,000	$80,000
Asset impairment charges	19,000	—	—	19,000
Accelerated depreciation	20,000	7,000	—	27,000
Other costs	13,000	2,000	—	15,000
Total restructuring and related charges	$111,000	$27,000	$3,000	$141,000
Amounts impacting the Company's reserves for restructuring charges for its Restructuring Program relate to employee severance and termination and other costs as follows:

In thousands	October 28, 2016			October 30, 2015
	Employee Severance and Termination Costs	Other Costs	Total	Employee Severance and Termination Costs	Other Costs	Total
Beginning accrual	$13,613	$—	$13,613	$—	$—	$—
Costs incurred	37,149	4,858	42,007	31,376	—	31,376
Costs paid/settled	(41,616)	(4,858)	(46,474)	(17,751)	—	(17,751)
Other adjustments	(2,915)	—	(2,915)	—	—	—
Effect of foreign currency translation	(252)	—	(252)	(12)	—	(12)
Ending accrual	$5,979	$—	$5,979	$13,613	$—	$13,613
Included in other adjustments for the year ended October 28, 2016 is $2.6 million of contractual termination benefits recognized in fiscal 2015 under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division. Those amounts are recorded in our retiree benefit liabilities and are therefore excluded from the restructuring accrual roll-forward above.
For the Restructuring Program, total restructuring charges are currently anticipated to be approximately $141 million through fiscal 2017, with total expected cash costs related to the Restructuring Program estimated to be approximately $88 million.

16.	Retiree Benefits

The Company and its subsidiaries have a defined contribution plan (401(k) plan) and defined benefit plans (pension and other postretirement benefit plans). Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment, the recipient’s social security benefit and pension freeze dates. For our qualified and non-qualified pension plans and the postretirement benefit plans, we use a measurement date of October 31st each year.

Defined contribution plans

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Substantially every U.S. employee of the Company is eligible to participate in the Company's 401(k) plan. Under the terms of the plan, for eligible employees, the Company matches 50% of participant salary deferral contributions up to the first 6% of the participant’s compensation. In addition, for eligible employees, the Company contributes a defined contribution of 4% to 5% of eligible employee compensation depending on the employee group. The Company also makes contributions for certain foreign government-mandated contribution retirement plans. The total defined contribution expense was $46.1 million, $50.1 million and $57.9 million for fiscal 2016, 2015 and 2014, respectively. The fiscal 2016, 2015 and 2014 defined contribution expense included $0.8 million, $1.8 million and $11.6 million, respectively, of costs associated with transitioning certain defined benefit plan participants to a defined contribution plan.

Defined benefit plans

We have both U.S. and non-U.S. pension plans. Our funding policy with respect to qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. We also have an unfunded nonqualified supplemental pension plan that is based on factors including credited years of service, Social Security benefits, pension freeze dates and compensation during the last years of employment.

Certain plans outside the United States which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 28, 2016 and October 30, 2015.

Other postretirement benefit plans consist of welfare benefits plans. In 1993, our Board of Directors approved a general approach that culminated in the elimination of all Company contributions towards postretirement healthcare benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 and extending through 1998, and Company contributions were eliminated as of January 11, 1999 for most employee groups, excluding certain Underground employees, certain early retirees and specific discontinued operation groups. For certain Underground employees, based on existing plan terms, future eligible retirees participate in a premium cost-sharing arrangement which is based on age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 are required to pay 100% of the applicable premium.

Total pension expense for all defined benefit plans is $13.0 million, $38.6 million and $3.3 million for fiscal 2016, 2015 and 2014, respectively.

The components of the net periodic benefit cost associated with our U.S. pension plans and pension plans of subsidiaries outside of the U.S. are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	October 28, 2016	October 30, 2015	October 31, 2014	October 28, 2016	October 30, 2015	October 31, 2014
Components of net periodic benefit cost (income):
Service cost	$3,000	$2,379	$2,891	$1,800	$1,531	$3,314
Interest cost	50,422	49,446	52,756	22,599	26,087	30,420
Expected return on assets	(63,195)	(66,655)	(64,243)	(29,960)	(38,512)	(40,147)
Amortization of prior service cost	—	—	398	62	66	54
Mark to market adjustment	30,319	61,949	10,356	(11,449)	(324)	(607)
Curtailment loss	—	—	7,838	—	—	279
Special termination benefits	—	2,627	—	—	—	—
Contractual termination benefits	9,408	—	—	—	—	—
Total net periodic benefit cost (income)	$29,954	$49,746	$9,996	$(16,948)	$(11,152)	$(6,687)

During fiscal 2016, we recognized $9.4 million of estimated contractual termination benefits under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division. The fiscal 2016 mark to market adjustment on U.S. plans includes an $11.0 million income impact for the adoption of the modified mortality improvement scale, as discussed further in Note 2, Significant Accounting Policies.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In fiscal 2015, the market to market adjustment on U.S. plans includes a $35.0 million cost impact for the application of updated mortality tables.

In fiscal 2014, we substantially completed negotiations with certain of our U.S. bargaining units to freeze their respective defined benefit plans at the end of the calendar year. These actions resulted in a $7.8 million non-cash pension curtailment charge during the year.

The components of the net periodic benefit cost associated with our other postretirement benefit plans, all of which relate to operations in the U.S. are as follows:

	Other Postretirement Benefit Plans
In thousands	October 28, 2016	October 30, 2015	October 31, 2014
Components of net periodic benefit cost:
Service cost	$612	$817	$952
Interest cost	1,114	1,162	1,279
Expected return on assets	(576)	(624)	(554)
Amortization of prior service costs	141	132	132
Mark to market adjustment	(2,956)	1,678	30
Curtailment gain	(484)	—	—
Special termination benefits	40	—	—
Total net periodic benefit cost of continuing operations	$(2,109)	$3,165	$1,839

During fiscal 2016, we recognized $0.5 million of curtailment gains under the Joy Global other postretirement plans as part of continued restructuring activities in both our Underground and Surface divisions.

For other postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 6.75% for pre-65 medical insurance plans at the end of fiscal 2016. The assumed annual rate of increase in per capita cost of covered health care benefits for pre-65 medical insurance plans is then assumed to decrease 0.25% per year to an ultimate rate of 5.00%. The assumed annual rate of increase in the per capita cost of covered health care benefits is 7.25% for post-65 medical insurance plans at the end of fiscal 2016. The assumed annual rate of increase in per capita cost of covered health care benefits for post-65 medical insurance plans is then assumed to decrease 0.25% per year to an ultimate rate of 5.00%. The assumed annual rate of increase in the per capita cost of covered health care benefits is 5.75% for post-65 Medicare supplement plans at the end of fiscal 2016. The assumed annual rate of increase in per capita cost of covered health care benefits for post-65 Medicare Supplement plans is then assumed to decrease 0.25% per year to an ultimate rate of 4.50%. The assumed annual rate of increase in the per capita cost of covered health care benefits is 5.00% for retiree drug subsidies at the end of fiscal 2016 and all subsequent years.

The effect of one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 28, 2016 by $0.6 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by less than $0.1 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 28, 2016 by $0.5 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by less than $0.1 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

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

Significant assumptions used in determining net periodic benefit cost are as follows (in weighted averages):

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Benefit Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate*	4.45%	4.40%	4.85%	3.83%	4.09%	4.25%	4.10%	4.00%	4.25%
Expected return on plan assets**	6.30%	6.40%	6.25%	5.41%	6.30%	6.30%	6.75%	7.25%	7.25%
Rate of compensation increase	—%	—%	—%	3.72%	4.21%	4.21%	—%	—%	—%

* Due to the mid-year curtailment measurements, the fiscal 2016 weighted average discount rate ranged from 3.85% – 4.10% throughout the year for the other post-retirement benefit plans. Due to the mid-year settlement measurements, the fiscal 2015 weighted average discount rate ranged from 3.50% – 4.09% throughout the year for the non-U.S. pension plans. Due to the mid-year curtailment measurements, the fiscal 2014 weighted average discount rate ranged from 4.45% – 4.85% and 4.25% – 4.45% throughout the year for the U.S. pension plans and non-U.S. pension plans, respectively.

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

Significant assumptions used in determining benefit obligations are as follows (in weighted averages):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefit Plans
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Discount rate	3.90%	4.45%	2.70%	3.83%	3.55%	4.10%
Rate of compensation increase	—	—	3.74%	3.72%	—	—

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit plans, together with a summary of the amounts recognized in the Consolidated Balance Sheets, are set forth in the following tables:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

	U.S. Pension Plans		Non -U.S. Pension Plans		Other Postretirement Benefit Plans
In thousands	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Change in Benefit Obligations
Net benefit obligations at beginning of year	$1,165,786	$1,157,418	$653,407	$725,732	$31,372	$31,005
Service cost	3,000	2,379	1,800	1,531	612	817
Interest cost	50,422	49,446	22,599	26,087	1,114	1,162
Plan amendments	—	—	—	—	(1,038)	—
Actuarial loss (gain)	50,900	20,085	108,766	5,297	(3,324)	1,088
Currency fluctuations	—	—	(125,849)	(33,492)	—	—
Acquisitions	—	—	—	4,772	—	—
Curtailments	—	—	—	—	(228)	—
Special termination benefits	—	2,627	—	—	40	—
Contractual termination benefits	9,408	—	—	—	—	—
Settlements	(67,351)	—	—	—	—	—
Gross benefits paid	(66,297)	(66,169)	(39,497)	(76,520)	(2,601)	(2,700)
Net benefit obligations at end of year	$1,145,868	$1,165,786	$621,226	$653,407	$25,947	$31,372

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,034,543	$1,073,023	$610,856	$662,141	$9,755	$9,293
Actual return on plan assets	83,776	24,791	150,175	44,789	208	34
Currency fluctuations	—	—	(121,788)	(30,800)	—	—
Employer contributions	2,770	2,898	7,482	10,236	3,432	3,128
Acquisitions	—	—	—	1,010	—	—
Settlements	(67,351)	—	—	—	—	—
Gross benefits paid	(66,297)	(66,169)	(39,497)	(76,520)	(2,601)	(2,700)
Fair value of plan assets at end of year	$987,441	$1,034,543	$607,228	$610,856	$10,794	$9,755

Funded Status
Net amount recognized at end of year	$(158,427)	$(131,243)	$(13,998)	$(42,551)	$(15,153)	$(21,617)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Non-current assets	—	—	6,191	5,554	1,138	—
Current liabilities	(2,966)	(2,991)	(530)	(658)	(2,031)	(2,078)
Non-current liabilities	(155,461)	(128,252)	(19,659)	(47,447)	(14,260)	(19,539)
Net amount recognized at end of year	$(158,427)	$(131,243)	$(13,998)	$(42,551)	$(15,153)	$(21,617)
Accumulated benefit obligation	$1,145,868	$1,165,786	$612,938	$644,486	$—	$—

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Projected benefit obligation	$1,145,868	$1,165,786	$30,268	$595,337
Accumulated benefit obligation	1,145,868	1,165,786	27,519	588,460
Fair value of plan assets	987,441	1,034,543	13,955	548,478

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Amounts recognized in accumulated other comprehensive loss as of October 28, 2016 consist of:

	Pension Plans		Other Postretirement Benefit Plans
In thousands	U.S.	Non U.S.
Prior service cost	—	(932)	452
Deferred tax	—	—	—
Total accumulated other comprehensive (loss) income	$—	$(932)	$452

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2017 are as follows:

	Pension Plans		Other Postretirement Benefit Plans
In thousands	U.S.	Non U.S.
Prior service cost	—	(54)	16

For fiscal 2017, we expect contributions to our employee pension plans to be approximately $15 million.

The defined benefit plans have the following target and actual asset allocations in fiscal 2016:

	U.S. Pension Plan		Non-U.S. Pension Plans
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation
Equity securities	25%	23%	27%	27%
Debt securities	75%	76%	62%	62%
Other	—	1%	11%	11%
Total	100%	100%	100%	100%

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

The accounting guidance on fair value measurements specifies a fair value hierarchy based on the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 20, Fair Value Measurements, for a discussion of the fair value hierarchy.

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

The following tables summarize the fair value of our pension and other postretirement benefit plan assets by category as of October 28, 2016 and October 30, 2015:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In thousands	October 28, 2016
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S. Pension Plans
Equity securities:
U.S. equities	$—	$59,176	$—	$59,176
Non-U.S. equities	—	166,758	—	166,758
Fixed income securities:
U.S. government bonds	—	199,037	—	199,037
Non-U.S. government bonds	—	3,155	—	3,155
U.S. corporate bonds	—	425,741	—	425,741
Non-U.S. corporate bonds	—	118,056	—	118,056
U.S. commercial mortgage backed securities	—	2,701	—	2,701
U.S. asset backed securities	—	714	—	714
Other plan assets:
Cash and cash equivalents	12,103	—	—	12,103
Total U.S. Pension Plans assets	$12,103	$975,338	$—	$987,441

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$51,820	$265	$—	$52,085
Non-U.S. equities	112,244	45,960	5	158,209
Fixed income securities:
Non-U.S. government bonds	—	141,328	—	141,328
U.S. corporate bonds	—	24,034	—	24,034
Non-U.S. corporate bonds	—	168,472	—	168,472
Non-U.S. asset backed securities	—	402	—	402
Non-U.S. annuity insurance products	—	63,901	—	63,901
Other plan assets:
Cash and cash equivalents	(35,733)	—	—	(35,733)
Other investments	—	34,526	4	34,530
Total Non-U.S. Pension Plans assets	$128,331	$478,888	$9	$607,228

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$5,284	$—	$—	$5,284
Non-U.S. equities	1,363	—	—	1,363
Fixed income securities:
U.S. corporate bonds	—	3,973	—	3,973
Other plan assets:
Cash and cash equivalents	174	—	—	174
Total Other Postretirement Benefit Plans	$6,821	$3,973	$—	$10,794

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In thousands	October 30, 2015
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S. Pension Plans
Equity securities:
U.S. equities	$—	$107,733	$—	$107,733
Non-U.S. equities	—	110,155	—	110,155
Fixed income securities:
U.S. government bonds	—	324,909	—	324,909
Non-U.S. government bonds	—	12,653	—	12,653
U.S. corporate bonds	—	318,795	—	318,795
Non-U.S. corporate bonds	—	69,737	—	69,737
U.S. commercial mortgage backed securities	—	6,190	—	6,190
U.S. non-government backed collateralized mortgage obligations	—	19,460	887	20,347
U.S. asset backed securities	—	20,631	1,818	22,449
Other plan assets:
Cash and cash equivalents	52,333	—	—	52,333
Other investments	—	(11,086)	328	(10,758)
Total U.S. Pension Plans assets	$52,333	$979,177	$3,033	$1,034,543

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$46,414	$2,306	$—	$48,720
Non-U.S. equities	114,568	19,350	33	133,951
Fixed income securities:
Non-U.S. government bonds	—	145,871	—	145,871
U.S. corporate bonds	—	24,293	—	24,293
Non-U.S. corporate bonds	—	181,377	—	181,377
Non-U.S. asset backed securities	—	495	—	495
Non-U.S. annuity insurance products	—	76,480	—	76,480
Other plan assets:
Cash and cash equivalents	(6,095)	—	—	(6,095)
Other investments	—	5,763	1	5,764
Total Non-U.S. Pension Plans assets	$154,887	$455,935	$34	$610,856

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$4,772	$—	$—	$4,772
Non-U.S. equities	1,621	—	—	1,621
Fixed income securities:
U.S. corporate bonds	—	3,284	—	3,284
Other plan assets:
Cash and cash equivalents	78	—	—	78
Total Other Postretirement Benefit Plans	$6,471	$3,284	$—	$9,755

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the years ended October 28, 2016 and October 30, 2015:

In thousands
	Equities	Fixed Income	Other
U.S. Pension Plans
Balance as of October 31, 2014	$—	$2,391	$—
Unrealized gains	—	57	—
Realized losses	—	(24)	—
Sales and settlements	—	(2,460)	—
Purchases	—	2,741	328
Balance as of October 30, 2015	$—	$2,705	$328
Unrealized gains	—	1,577	—
Realized losses	—	(1,637)	(328)
Sales and settlements	—	(2,645)	—
Balance as of October 28, 2016	$—	$—	$—

Non-U.S. Pension Plans
Balance as of October 31, 2014	$114	$—	$—
Unrealized losses	(29)	—	—
Sales and settlements	(110)	—	—
Purchases	59	—	—
Balance as of October 30, 2015	$34	$—	$—
Unrealized losses	(4)	—	—
Sales and settlements	(21)	—	—
Balance as of October 28, 2016	$9	$—	$—

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

The following pension and other postretirement benefit payments (which include expected future service) are expected to be paid in each of the following years:

	Pension Plan Payments		Other Postretirement Benefit Plan Payments
In thousands	U.S.	Non-U.S.	Prior to Medicare Part D	After Medicare Part D	Impact of Medicare Part D
2017	$73,034	$21,376	$5,818	$5,752	$66
2018	73,359	21,877	2,948	2,888	60
2019	73,635	22,579	2,395	2,341	54
2020	74,081	23,361	2,125	2,077	48
2021	74,151	24,229	1,912	1,870	42
2022 - 2026	362,809	132,971	7,129	6,987	142

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

17.	Derivatives

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

The total notional amount of our derivatives at October 28, 2016 is $825.4 million.

For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income (loss), net of tax. This amount is reclassified into the statement of operations on the line associated with the underlying transaction for the periods in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive loss for existing cash flow hedges are generally expected to be reclassified into earnings within one year, and all of the existing hedges will be reclassified into earnings by October 2017.

For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Consolidated Statements of Operations under the heading Cost of sales. For the years ended October 28, 2016 and October 30, 2015, we recorded a loss of $5.6 million and a gain of $1.8 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.

For derivative contracts entered into in order to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Consolidated Statements of Operations under the heading Cost of sales. For the years ended October 28, 2016 and October 30, 2015, we recorded a loss of $6.0 million and a gain of $24.9 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.

The following table summarizes the effect of cash flow hedges on the Consolidated Financial Statements:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In thousands	Effective Portion
	Amount of Gain Recognized in Other Comprehensive (Loss) Income	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Year Ended October 28, 2016	$(16,886)	Cost of sales	$(5,523)
		Sales	(969)
Year Ended October 30, 2015	$5,726	Cost of sales	$(2,148)
		Sales	54

We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with the other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

18.	Operating Leases

We lease certain plant, office and warehouse space, as well as machinery, vehicles, data processing and other equipment. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Amortization of assets reported as capital leases is included in depreciation expense. Generally, all rental payments are fixed. Our assets and obligations under capital lease arrangements are not significant.

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $44.4 million, $44.3 million, and $48.0 million for fiscal 2016, 2015 and 2014, respectively.

As of October 28, 2016, the future payments for all operating leases with remaining lease terms in excess of one year, excluding maintenance, taxes and insurance, are as follows:

In thousands
2017	$31,237
2018	22,819
2019	16,602
2020	11,145
2021	7,548
Thereafter	15,145
Total	$104,496

19.	Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In thousands, except per share amounts	October 28, 2016	October 30, 2015	October 31, 2014
Numerator:
(Loss) income from continuing operations	$(63,845)	$(1,178,004)	$338,118
Income from discontinued operations, net of income taxes	5,466	—	—
Net (loss) income	$(58,379)	$(1,178,004)	$338,118
Denominator:
Weighted average shares outstanding	98,040	97,493	100,088
Dilutive effect of stock options, performance shares and restricted stock units	—	—	851
Weighted average shares outstanding assuming dilution	98,040	97,493	100,939
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.65)	$(12.08)	$3.38
Income from discontinued operations, net of income taxes	0.06	—	—
Net (loss) income	$(0.59)	$(12.08)	$3.38
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.65)	$(12.08)	$3.35
Income from discontinued operations, net of income taxes	0.06	—	—
Net (loss) income	$(0.59)	$(12.08)	$3.35

In fiscal 2016 and 2015, the computation of weighted average shares outstanding assuming dilution does not include the effect of stock options, performance shares and restricted stock units because a net loss existed from continuing operations and thus the result would have been antidilutive. Weighted average shares outstanding used for diluted loss per share from both continuing operations and discontinued operations therefore excludes 4.4 million and 3.2 million shares for these antidilutive items for fiscal 2016 and 2015, respectively.

Options to purchase a weighted average of 1.8 million shares were excluded from the calculation of diluted earnings per share for fiscal 2014, as the effect would have been antidilutive.

20.	Fair Value Measurements

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of October 28, 2016 and October 30, 2015. As of October 28, 2016 and October 30, 2015 we did not have any Level 3 assets or liabilities.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Fair Value Measurements as of October 28, 2016
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$302	$302	$302	$—
Other Current Assets
Derivatives	$13,067	$13,067	$—	$13,067
Other Accrued Liabilities
Derivatives	$27,127	$27,127	$—	$27,127
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$356,250	$344,398	$—	$344,398
5.125% Senior Notes due 2021	$497,604	$546,635	$—	$546,635
6.625% Senior Notes due 2036	$148,585	$177,185	$—	$177,185

Fair Value Measurements as of October 30, 2015
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$9,831	$9,831	$9,831	$—
Other Current Assets
Derivatives	$20,267	$20,267	$—	$20,267
Other Accrued Liabilities
Derivatives	$10,577	$10,577	$—	$10,577
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$375,000	$373,668	$—	$373,668
5.125% Senior Notes due 2021	$497,195	$446,680	$—	$446,680
6.625% Senior Notes due 2036	$148,553	$119,310	$—	$119,310
Credit Agreement	$58,600	$58,600	$—	$58,600

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

Term Loan: The fair value of the Term Loan is estimated using discounted cash flows and market conditions.

Senior Notes: The fair market value of the senior notes is estimated based on market quotations of similar instruments at the respective period end.

Credit Agreement: The carrying value of the revolving credit facility approximates fair value based on the short-term nature of these borrowings.

21.	Contingent Liabilities
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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

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

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including 3,652 asbestos and silica related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

As of October 28, 2016, we were contingently liable to banks, financial institutions and others for approximately $113.3 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other third party provided guarantees in the ordinary course of business. Of this amount, approximately $11.5 million relates to surety bonds and $2.8 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

As a result of the steps the Company has taken to reorganize the business in China, which includes idling manufacturing facilities in Jixi, Jiamusi, Huainan and Wuxi, vendors have placed liens on certain assets of the Company, covering obligations of $8.1 million. As of October 28, 2016, restricted cash of $1.5 million has been recorded in Other current assets on the Consolidated Balance Sheet to reflect the Company's bank accounts that have been frozen due to these liens.

In addition, in fiscal 2014 we received a subpoena from the SEC’s Division of Enforcement concerning our 2012 acquisition of IMM and related accounting matters. On June 28, 2016, the Staff notified the Company that it had concluded its investigation and, based on the information received through such date, that it did not intend to recommend any enforcement action by the Commission.

22.	Segment Information

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

Operating income (loss) of segments does not include interest income and expense, corporate administration expenses, the provision for income taxes or any impacts of the mark to market adjustment for our pension and other postretirement benefit plans. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of cash and cash equivalents, deferred tax assets, property, plant and equipment and deferred financing costs. The accounting policies of the segments are the same as those described in Note 2, Significant Accounting Policies.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

In thousands	Underground	Surface	Corporate	Eliminations	Total
Year Ended October 28, 2016
Net sales	$1,293,699	$1,177,722	$—	$(100,021)	$2,371,400
Operating (loss) income	$(47,606)	$90,523	$(59,851)	$(24,478)	$(41,412)
Interest income	—	—	4,582	—	4,582
Interest expense	—	—	(50,341)	—	(50,341)
(Loss) income from continuing operations before income taxes	$(47,606)	$90,523	$(105,610)	$(24,478)	$(87,171)
Depreciation and amortization	$77,188	$61,297	$3,415	$—	$141,900
Capital expenditures	$30,070	$12,002	$618	$—	$42,690
Total assets	$1,564,164	$1,539,418	$322,849	$—	$3,426,431

Year Ended October 30, 2015
Net sales	$1,777,865	$1,510,271	$—	$(115,989)	$3,172,147
Operating (loss) income	$(1,151,659)	$173,739	$(102,746)	$(28,723)	$(1,109,389)
Loss on early debt retirement	—	—	(14,311)	—	(14,311)
Interest income	—	—	10,710	—	10,710
Interest expense	—	—	(64,139)	—	(64,139)
(Loss) income from continuing operations before income taxes	$(1,151,659)	$173,739	$(170,486)	$(28,723)	$(1,177,129)
Depreciation and amortization	$82,993	$56,031	$3,342	$—	$142,366
Capital expenditures	$31,714	$38,677	$945	$—	$71,336
Total assets	$1,842,701	$1,725,355	$144,390	$—	$3,712,446

Year Ended October 31, 2014
Net sales	$2,078,894	$1,843,104	$—	$(143,688)	$3,778,310
Operating income (loss)	$285,316	$342,819	$(57,078)	$(43,531)	$527,526
Interest Income	—	—	9,760	—	9,760
Interest expense	—	—	(65,108)	—	(65,108)
Income (loss) from continuing operations before income taxes	$285,316	$342,819	$(112,426)	$(43,531)	$472,178
Depreciation and amortization	$74,781	$55,937	$2,875	$—	$133,593
Capital expenditures	$42,525	$43,846	$4,706	$—	$91,077
Total assets	$3,486,486	$1,929,807	$176,056	$—	$5,592,349

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Geographical Information

In thousands	Net Sales to Unaffiliated Customers*	Long Lived Assets**
Year Ended October 28, 2016
Inside United States	$592,175	$282,652
Outside United States	1,779,225	495,153
	$2,371,400	$777,805
Year Ended October 30, 2015
Inside United States	$1,015,050	$358,455
Outside United States	2,157,097	588,177
	$3,172,147	$946,632
Year Ended October 31, 2014
Inside United States	$1,164,917	$474,113
Outside United States	2,613,393	578,445
	$3,778,310	$1,052,558

* The net sales geographic information is based on the location of the customer. The only countries with greater than 10% of net sales to unaffiliated customers for any of the periods presented, other than the United States, are the following:

	October 28, 2016	October 30, 2015	October 31, 2014
Australia	$359,217	$475,663	$564,423
Canada	$310,357	N/A	N/A
Chile	$295,338	$335,328	N/A

** The only countries with greater than 10% of long-lived assets for any of the periods presented, other than the United States, are the following:

	October 28, 2016	October 30, 2015	October 31, 2014
Australia	$85,050	N/A	N/A
China	$160,603	$243,728	$281,408

Product Information

In thousands	October 28, 2016	October 30, 2015	October 31, 2014
Original equipment	$515,163	$815,493	$1,187,063
Service	1,856,237	2,356,654	2,591,247
Total revenues	$2,371,400	$3,172,147	$3,778,310

23.	Subsidiary Guarantors for Credit Agreement, Term Loan and 2021 Notes

The following tables present condensed consolidated financial information of continuing operations as of October 28, 2016, October 30, 2015 and October 31, 2014 and for the years then ended for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of the Company's foreign subsidiaries and a number of small domestic subsidiaries ("Non-Guarantor Subsidiaries”).

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

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

Condensed Consolidated Statement of Operations Fiscal Year Ended October 28, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,165,721	$1,887,270	$(681,591)	$2,371,400
Cost of sales	—	958,222	1,435,313	(537,961)	1,855,574
Product development, selling and administrative expenses	58,923	176,085	242,399	(723)	476,684
Restructuring and other impairment charges	395	39,957	49,544	—	89,896
Other (income) expense	—	5,065	(14,407)	—	(9,342)
Operating (loss) income	(59,318)	(13,608)	174,421	(142,907)	(41,412)
Intercompany items	55,152	(336,409)	105,867	175,390	—
Interest (expense) income, net	(50,031)	1,920	2,352	—	(45,759)
(Loss) income from continuing operations before income taxes and equity in income of subsidiaries	(54,197)	(348,097)	282,640	32,483	(87,171)
(Benefit) provision for income taxes	(24,165)	(16,310)	17,149	—	(23,326)
Equity in (loss) income of subsidiaries	(28,347)	254,320	—	(225,973)	—
(Loss) income from continuing operations	$(58,379)	$(77,467)	$265,491	$(193,490)	$(63,845)

Comprehensive (loss) income	$(57,058)	$(76,876)	$286,431	$(209,555)	$(57,058)

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidated Statement of Operations Fiscal Year Ended October 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,801,405	$2,330,469	$(959,727)	$3,172,147
Cost of sales	—	1,339,541	1,732,574	(738,890)	2,333,225
Product development, selling and administrative expenses	47,604	169,935	365,653	26	583,218
Goodwill impairment charges	—	133,413	1,065,843	—	1,199,256
Restructuring and other impairment charges	—	50,596	121,844	—	172,440
Other (income) expense	68	17,534	(24,205)	—	(6,603)
Operating (loss) income	(47,672)	90,386	(931,240)	(220,863)	(1,109,389)
Intercompany items	66,408	(107,484)	48,415	(7,339)	—
Loss on early debt retirement	(14,311)	—	—	—	(14,311)
Interest (expense) income, net	(63,138)	6,769	2,940	—	(53,429)
Loss from continuing operations before income taxes and equity in income of subsidiaries	(58,713)	(10,329)	(879,885)	(228,202)	(1,177,129)
Provision (benefit) for income taxes	(3,807)	17,886	(13,204)	—	875
Equity in loss of subsidiaries	(1,123,098)	(39,946)	—	1,163,044	—
Loss from continuing operations	$(1,178,004)	$(68,161)	$(866,681)	$934,842	$(1,178,004)

Comprehensive loss	$(1,318,796)	$(69,263)	$(1,019,963)	$1,089,226	$(1,318,796)

Condensed Consolidated Statement of Operations Fiscal Year Ended October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,127,333	$2,568,580	$(917,603)	$3,778,310
Cost of sales	700	1,542,011	1,876,783	(765,261)	2,654,233
Product development, selling and administrative expenses	60,942	232,474	293,873	—	587,289
Restructuring and other impairment charges	—	3,759	17,838	—	21,597
Other (income) expense	(473)	12,667	(24,529)	—	(12,335)
Operating income (loss)	(61,169)	336,422	404,615	(152,342)	527,526
Intercompany items	64,185	(77,048)	(29,099)	41,962	—
Interest (expense) income, net	(63,639)	6,750	1,541	—	(55,348)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(60,623)	266,124	377,057	(110,380)	472,178
Provision (benefit) for income taxes	(46,296)	155,459	24,897	—	134,060
Equity in income of subsidiaries	352,445	165,942	—	(518,387)	—
Income from continuing operations	$338,118	$276,607	$352,160	$(628,767)	$338,118

Comprehensive income	$301,810	$281,569	$311,369	$(592,938)	$301,810

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidating Balance Sheet As of October 28, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$131,344	$21,476	$123,889	$—	$276,709
Accounts receivable, net	3	186,332	515,418	(17,795)	683,958
Inventories	—	377,875	502,162	(65,216)	814,821
Other current assets	6,418	5,996	101,463	—	113,877
Assets held for sale	—	3,703	—	—	3,703
Total current assets	137,765	595,382	1,242,932	(83,011)	1,893,068
Property, plant and equipment, net	18,521	214,488	427,645	(4,409)	656,245
Other assets:
Other intangible assets, net	—	187,018	36,393	—	223,411
Goodwill	—	341,984	8,859	—	350,843
Deferred income taxes	154,267	—	17,508	—	171,775
Other non-current assets	2,353,718	1,864,321	3,049,371	(7,136,321)	131,089
Total other assets	2,507,985	2,393,323	3,112,131	(7,136,321)	877,118
Total assets	$2,664,271	$3,203,193	$4,782,708	$(7,223,741)	$3,426,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$37,500	$—	$4,554	$—	$42,054
Trade accounts payable	4,013	80,848	151,926	—	236,787
Employee compensation and benefits	8,346	28,363	54,515	—	91,224
Advance payments and progress billings	—	69,174	104,427	(480)	173,121
Accrued warranties	—	16,909	23,878	—	40,787
Other accrued liabilities	87,958	38,376	67,801	(5,544)	188,591
Total current liabilities	137,817	233,670	407,101	(6,024)	772,564
Long-term obligations	964,939	—	40	—	964,979
Other liabilities:
Liabilities for postretirement benefits	14,260	—	—	—	14,260
Accrued pension costs	175,120	—	—	—	175,120
Other non-current liabilities	(9,571)	9,832	117,541	—	117,802
Total other liabilities	179,809	9,832	117,541	—	307,182
Shareholders’ equity	1,381,706	2,959,691	4,258,026	(7,217,717)	1,381,706
Total liabilities and shareholders’ equity	$2,664,271	$3,203,193	$4,782,708	$(7,223,741)	$3,426,431

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidating Statement of Cash Flows Year Ended October 28, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$213,831	$(17,962)	$57,772	$253,641
Investing Activities:
Property, plant and equipment acquired	(618)	(8,883)	(33,189)	(42,690)
Proceeds from sale of business	—	28,250	—	28,250
Proceeds from sale of property, plant and equipment	—	18,063	6,775	24,838
Other investing activities, net	(744)	—	—	(744)
Net cash provided (used) by investing activities	(1,362)	37,430	(26,414)	9,654
Financing Activities:
Common stock issued	639	—	—	639
Dividends paid	(3,984)	—	—	(3,984)
Repayments of Term Loan	(18,750)	—	—	(18,750)
Payments on Credit Agreement	(58,600)	—	—	(58,600)
Financing fees	(1,011)	—	—	(1,011)
Other financing activities, net	—	—	(2,984)	(2,984)
Net cash used by financing activities	(81,706)	—	(2,984)	(84,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3,271)	(3,271)
Increase in cash, cash equivalents and restricted cash	130,763	19,468	25,103	175,334
Cash, cash equivalents and restricted cash at beginning of period	581	2,008	100,296	102,885
Cash, cash equivalents and restricted cash at end of period	$131,344	$21,476	$125,399	$278,219

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidating Statement of Cash Flows Year Ended October 30, 2015

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities	261,293	16,105	77,935	355,333
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(114,353)	(114,353)
Property, plant and equipment acquired	(945)	(19,108)	(51,283)	(71,336)
Proceeds from sale of property, plant and equipment	942	216	3,142	4,300
Other investing activities, net	(1,148)	—	1,065	(83)
Net cash used by investing activities	(1,151)	(18,892)	(161,429)	(181,472)
Financing Activities:
Common stock issued	4,654	—	—	4,654
Dividends paid	(77,950)	—	—	(77,950)
Redemption of 6% note due 2016	(250,000)	—	—	(250,000)
Borrowings on Credit Agreement	58,600	—	—	58,600
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	(11,634)	1,113	(10,260)
Net cash (used) provided by financing activities	(314,435)	(11,634)	1,113	(324,956)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(16,211)	(16,211)
Decrease in cash, cash equivalents and restricted cash	(54,293)	(14,421)	(98,592)	(167,306)
Cash, cash equivalents and restricted cash at beginning of period	54,874	16,429	198,888	270,191
Cash, cash equivalents and restricted cash at end of period	$581	$2,008	$100,296	$102,885

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidating Statement of Cash Flows Year Ended October 31, 2014

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$306,292	$3,418	$53,731	$363,441
Net cash used by operating activities of discontinued operations	—	(102)	—	(102)
Net cash provided by operating activities	306,292	3,316	53,731	363,339
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(44,426)	(44,426)
Property, plant and equipment acquired	(4,706)	(23,130)	(63,241)	(91,077)
Proceeds from sale of property, plant and equipment	—	6,512	3,451	9,963
Other investing activities, net	16	(1,052)	1,089	53
Net cash used by investing activities	(4,690)	(17,670)	(103,127)	(125,487)
Financing Activities:
Common stock issued	13,346	—	—	13,346
Dividends paid	(74,945)	—	—	(74,945)
Repayments of Term Loan	(37,500)	—	—	(37,500)
Financing fees	(2,826)	—	—	(2,826)
Treasury stock purchased	(269,336)	—	—	(269,336)
Other financing activities, net	1,632	10,422	(8,090)	3,964
Net cash used by financing activities	(369,629)	10,422	(8,090)	(367,297)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(6,073)	(6,073)
Decrease in cash, cash equivalents and restricted cash	(68,027)	(3,932)	(63,559)	(135,518)
Cash, cash equivalents and restricted cash at beginning of period	122,901	20,361	262,447	405,709
Cash, cash equivalents and restricted cash at end of period	$54,874	$16,429	$198,888	$270,191

24.	Subsidiary Guarantors for 2036 Notes

The following tables present condensed consolidated financial information of continuing operations as of October 28, 2016, October 30, 2015 and October 31, 2014 and for the years then ended for: (a) the Company; (b) on a combined basis, the guarantors of the 2036 Notes issued in November 2006, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of the Company's foreign subsidiaries and a number of small domestic subsidiaries (the “Supplemental Non-Guarantor Subsidiaries”).

The borrowings are fully and unconditionally guaranteed on a joint and several unsecured basis by the Supplemental Subsidiary Guarantors, which are direct and indirect 100% owned subsidiaries of the Company. We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the obligations is dependent on the earnings and distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the parent company. Separate financial statements of the Supplementary Subsidiary Guarantors are not presented because we believe such separate statements or disclosures would not be useful to investors.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidated Statement of Operations Fiscal Year Ended October 28, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,173,777	$1,879,214	$(681,591)	$2,371,400
Cost of sales	—	964,866	1,428,669	(537,961)	1,855,574
Product development, selling and administrative expenses	58,923	176,739	241,745	(723)	476,684
Restructuring and other impairment charges	395	39,957	49,544	—	89,896
Other (income) expense	—	5,045	(14,387)	—	(9,342)
Operating (loss) income	(59,318)	(12,830)	173,643	(142,907)	(41,412)
Intercompany items	55,152	(336,409)	105,867	175,390	—
Interest (expense) income, net	(50,031)	1,949	2,323	—	(45,759)
(Loss) income from continuing operations before income taxes and equity in income of subsidiaries	(54,197)	(347,290)	281,833	32,483	(87,171)
(Benefit) provision for income taxes	(24,165)	(16,533)	17,372	—	(23,326)
Equity in (loss) income of subsidiaries	(28,347)	253,290	—	(224,943)	—
(Loss) income from continuing operations	$(58,379)	$(77,467)	$264,461	$(192,460)	$(63,845)

Comprehensive (loss) income	$(57,058)	$(76,876)	$285,401	$(208,525)	$(57,058)

Condensed Consolidated Statement of Operations Year Ended October 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,808,535	$2,323,339	$(959,727)	$3,172,147
Cost of sales	—	1,346,760	1,725,355	(738,890)	2,333,225
Product development, selling and administrative expenses	47,604	169,935	365,653	26	583,218
Goodwill impairment charges	—	133,413	1,065,843	—	1,199,256
Restructuring and other impairment charges	—	50,596	121,844	—	172,440
Other (income) expense	68	17,519	(24,190)	—	(6,603)
Operating (loss) income	(47,672)	90,312	(931,166)	(220,863)	(1,109,389)
Intercompany items	66,408	(107,484)	48,415	(7,339)	—
Loss on early debt retirement	(14,311)	—	—	—	(14,311)
Interest (expense) income, net	(63,138)	6,497	3,212	—	(53,429)
Loss from continuing operations before income taxes and equity in income of subsidiaries	(58,713)	(10,675)	(879,539)	(228,202)	(1,177,129)
Provision (benefit) for income taxes	(3,807)	17,871	(13,189)	—	875
Equity in loss of subsidiaries	(1,123,098)	(39,615)	—	1,162,713	—
Loss from continuing operations	$(1,178,004)	$(68,161)	$(866,350)	$934,511	$(1,178,004)

Comprehensive loss	$(1,318,796)	$(69,263)	$(1,019,632)	$1,088,895	$(1,318,796)

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidated Statement of Operations Year Ended October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,139,999	$2,555,914	$(917,603)	$3,778,310
Cost of sales	700	1,552,326	1,866,468	(765,261)	2,654,233
Product development, selling and administrative expenses	60,942	233,340	293,007	—	587,289
Restructuring and other impairment charges	—	3,759	17,838	—	21,597
Other (income) expense	(473)	12,270	(24,132)	—	(12,335)
Operating income (loss)	(61,169)	338,304	402,733	(152,342)	527,526
Intercompany items	64,185	(77,048)	(29,099)	41,962	—
Interest (expense) income, net	(63,639)	6,641	1,650	—	(55,348)
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(60,623)	267,897	375,284	(110,380)	472,178
Provision (benefit) for income taxes	(46,296)	154,570	25,786	—	134,060
Equity in income of subsidiaries	352,445	165,942	—	(518,387)	—
Income from continuing operations	$338,118	$279,269	$349,498	$(628,767)	$338,118

Comprehensive income	$301,810	$281,569	$311,369	$(592,938)	$301,810

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidating Balance Sheet As of October 28, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$131,344	$21,476	$123,889	$—	$276,709
Accounts receivable, net	3	186,332	515,418	(17,795)	683,958
Inventories	—	377,875	502,162	(65,216)	814,821
Other current assets	6,418	5,996	101,463	—	113,877
Assets held for sale	—	3,703	—	—	3,703
Total current assets	137,765	595,382	1,242,932	(83,011)	1,893,068
Property, plant and equipment, net	18,521	214,488	427,645	(4,409)	656,245
Other assets:
Other intangible assets, net	—	187,018	36,393	—	223,411
Goodwill	—	341,984	8,859	—	350,843
Deferred income taxes	154,267	—	17,508	—	171,775
Other non-current assets	2,353,718	1,864,321	3,049,371	(7,136,321)	131,089
Total other assets	2,507,985	2,393,323	3,112,131	(7,136,321)	877,118
Total assets	$2,664,271	$3,203,193	$4,782,708	$(7,223,741)	$3,426,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$37,500	$—	$4,554	$—	$42,054
Trade accounts payable	4,013	80,848	151,926	—	236,787
Employee compensation and benefits	8,346	28,363	54,515	—	91,224
Advance payments and progress billings	—	69,174	104,427	(480)	173,121
Accrued warranties	—	16,909	23,878	—	40,787
Other accrued liabilities	87,958	38,376	67,801	(5,544)	188,591
Total current liabilities	137,817	233,670	407,101	(6,024)	772,564
Long-term obligations	964,939	—	40	—	964,979
Other liabilities:
Liabilities for postretirement benefits	14,260	—	—	—	14,260
Accrued pension costs	175,120	—	—	—	175,120
Other non-current liabilities	(9,571)	9,832	117,541	—	117,802
Total other liabilities	179,809	9,832	117,541	—	307,182
Shareholders’ equity	1,381,706	2,959,691	4,258,026	(7,217,717)	1,381,706
Total liabilities and shareholders’ equity	$2,664,271	$3,203,193	$4,782,708	$(7,223,741)	$3,426,431

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidating Statement of Cash Flows Year Ended October 28, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$213,831	$(17,962)	$57,772	$253,641
Investing Activities:
Property, plant and equipment acquired	(618)	(8,883)	(33,189)	(42,690)
Proceeds from sale of business	—	28,250	—	28,250
Proceeds from sale of property, plant and equipment	—	18,063	6,775	24,838
Other investing activities, net	(744)	—	—	(744)
Net cash provided (used) by investing activities	(1,362)	37,430	(26,414)	9,654
Financing Activities:
Common stock issued	639	—	—	639
Dividends paid	(3,984)	—	—	(3,984)
Repayments of Term Loan	(18,750)	—	—	(18,750)
Payments on Credit Agreement	(58,600)	—	—	(58,600)
Financing fees	(1,011)	—	—	(1,011)
Other financing activities, net	—	—	(2,984)	(2,984)
Net cash used by financing activities	(81,706)	—	(2,984)	(84,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3,271)	(3,271)
Increase in cash, cash equivalents and restricted cash	130,763	19,468	25,103	175,334
Cash, cash equivalents and restricted cash at beginning of period	581	2,008	100,296	102,885
Cash, cash equivalents and restricted cash at end of period	$131,344	$21,476	$125,399	$278,219

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidating Statement of Cash Flows Year Ended October 30, 2015

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities	261,293	16,105	77,935	355,333
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(114,353)	(114,353)
Property, plant and equipment acquired	(945)	(19,108)	(51,283)	(71,336)
Proceeds from sale of property, plant and equipment	942	216	3,142	4,300
Other investing activities, net	(1,148)	—	1,065	(83)
Net cash used by investing activities	(1,151)	(18,892)	(161,429)	(181,472)
Financing Activities:
Common stock issued	4,654	—	—	4,654
Dividends paid	(77,950)	—	—	(77,950)
Redemption of 6% note due 2016	(250,000)	—	—	(250,000)
Borrowings on Credit Agreement	58,600	—	—	58,600
Treasury stock purchased	(50,000)	—	—	(50,000)
Other financing activities, net	261	(11,634)	1,113	(10,260)
Net cash (used) provided by financing activities	(314,435)	(11,634)	1,113	(324,956)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(16,211)	(16,211)
Decrease in cash, cash equivalents and restricted cash	(54,293)	(14,421)	(98,592)	(167,306)
Cash, cash equivalents and restricted cash at beginning of period	54,874	16,429	198,888	270,191
Cash, cash equivalents and restricted cash at end of period	$581	$2,008	$100,296	$102,885

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2016

Condensed Consolidating Statement of Cash Flows Year Ended October 31, 2014

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided by operating activities of continuing operations	$306,292	$3,418	$53,731	$363,441
Net cash used by operating activities of discontinued operations	—	(102)	—	(102)
Net cash provided by operating activities	306,292	3,316	53,731	363,339
Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(44,426)	(44,426)
Property, plant and equipment acquired	(4,706)	(23,130)	(63,241)	(91,077)
Proceeds from sale of property, plant and equipment	—	6,512	3,451	9,963
Other investing activities, net	16	(1,052)	1,089	53
Net cash used by investing activities	(4,690)	(17,670)	(103,127)	(125,487)
Financing Activities:
Common stock issued	13,346	—	—	13,346
Dividends paid	(74,945)	—	—	(74,945)
Repayments of Term Loan	(37,500)	—	—	(37,500)
Financing fees	(2,826)	—	—	(2,826)
Treasury stock purchased	(269,336)	—	—	(269,336)
Other financing activities, net	1,632	10,422	(8,090)	3,964
Net cash used by financing activities	(369,629)	10,422	(8,090)	(367,297)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(6,073)	(6,073)
Decrease in cash, cash equivalents and restricted cash	(68,027)	(3,932)	(63,559)	(135,518)
Cash, cash equivalents and restricted cash at beginning of period	122,901	20,361	262,447	405,709
Cash, cash equivalents and restricted cash at end of period	$54,874	$16,429	$198,888	$270,191

25.	Subsequent Event

On December 14, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on January 13, 2017 to all shareholders of record at the close of business on December 30, 2016.

JOY GLOBAL INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Year	Additions Charged to Expense	Deductions (1)	Currency Translation Effects	Acquisitions	Balance at End of Year
Allowance Deducted from Accounts Receivable and Other Assets in Consolidated Balance Sheets:
Fiscal 2016	$110,110	$4,117	$(3,646)	$(7,730)	$—	$102,851
Fiscal 2015	$92,977	$28,831	$(8,706)	$(3,947)	$955	$110,110
Fiscal 2014	$90,517	$4,428	$(4,206)	$2,105	$133	$92,977

(1)	Represents write-off of bad debts, net of recoveries.

In thousands	Balance at Beginning of Year	Additions Charged to Expense	Releases Benefited to Expense	Reductions to Long Term Deferred Tax Assets with Allowances	Balance at End of Year
Allowance Deducted from Deferred Tax Assets in Consolidated Balance Sheets:
Fiscal 2016	$176,725	$30,936	$(14,299)	$(421)	$192,941
Fiscal 2015	$138,899	$41,722	$(305)	$(3,591)	$176,725
Fiscal 2014	$130,565	$10,756	$(228)	$(2,194)	$138,899

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on December 16, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 16, 2016.

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
December 16, 2016