Form 10-K/A
period 2016-10-28
JOY GLOBAL INC
filed 2017-02-23
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED October 28, 2016 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from _____ to _____
Commission File number 001-09299

JOY GLOBAL INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1566457
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of registrant’s common stock as of February 14, 2017 was 99,620,355.

Documents Incorporated by Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

Joy Global Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 28, 2016

BOARD OF DIRECTORS

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended October 28, 2016 originally filed on December 16, 2016 (the “Original Filing”) by Joy Global Inc., a Delaware corporation (“Joy Global,” the “Company,” “we,” “us” or “our”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended October 28, 2016. Accordingly, the reference to portions of our definitive proxy statement being incorporated by reference on the cover page of the Original Filing has been deleted.

This Amendment also supplements Item 15 of Part IV of the Original Filing to include the filing of new Exhibits 31.1, 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and notes that a Form 10-K summary is not included pursuant to Item 16.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The Board of Directors is responsible for the oversight of the management and direction of the Company and for establishing broad corporate policies. The Board of Directors consists of nine members. The following table shows certain information, including the principal occupation and recent business experience for each of the nine individuals.

Director Since 2013

Edward L. Doheny II

President, Chief Executive Officer and a director since December 2013. Previously Mr. Doheny served as the Executive Vice President of the Company and President and Chief Operating Officer of its Underground Mining Machinery business from 2006 to 2013. Prior to joining Joy Global, Mr. Doheny spent 21 years with Ingersoll-Rand Co. in a series of senior executive positions of increasing responsibility, including President of Industrial Technologies from 2003 to 2005 and previously as President of the Air Solutions Group. Mr. Doheny also serves as a director of John Bean Technologies Corporation. He is 54.

The Board believes Mr. Doheny is qualified to serve as a director based on his experience with the Company and in our industry, including his current leadership of the Company.

Director Since 2001

Steven L. Gerard

Chairman of CBIZ, Inc., a leading provider of integrated business services and products headquartered in Cleveland, Ohio. Mr. Gerard served as Chief Executive Officer and a director from 2000 to March 2016 and as Chairman since 2002.

Mr. Gerard is also a director of Lennar Corporation and the Las Vegas Sands Corporation. He is 71.

The Board believes Mr. Gerard is qualified to serve as a director because he has more than 25 years of significant experience in senior management, including as a chief executive officer and director of other public companies. The Board also believes that Mr. Gerard is qualified due to his familiarity with the Company and its industry due to his experience as a director since 2001, as well as his service as Lead Independent Director and as a member of the Audit Committee and his prior service as a member of the Human Resources and Nominating Committee.

BOARD OF DIRECTORS

Director Since 2014

Mark J. Gliebe

Chairman and Chief Executive Officer of Regal Beloit Corporation which is a global manufacturer of electric motors and controls, electric generators and controls and mechanical motion control products. Mr. Gliebe has served as Chief Executive Officer of Regal Beloit since May 2011 and as Chairman since January 2012. Prior to assuming these roles, Mr. Gliebe served as President and Chief Operating Officer of Regal Beloit from December 2006 to May 2011 and Vice President and President-Electric Motors Group from January 2005 to December 2005. Prior to joining Regal Beloit, Mr. Gliebe was employed by General Electric Company from 2000 to 2004 as the General Manager of GE Motors & Controls in the GE Consumer & Industrial business unit. He is 56.

The Board believes Mr. Gliebe is qualified to serve as a director based on his experience and perspectives as an incumbent chief executive officer of a leading global manufacturing business, his significant experience in operations and manufacturing, and his significant knowledge and understanding of our business and industry.

Director Since 2011	John T. Gremp

Chairman of FMC Technologies, Inc., a major manufacturer of oilfield equipment. Mr. Gremp served as Chief Executive Officer from 2011 to December 2015 and as Chairman since November 2011. Mr. Gremp previously served as President and Chief Operating Officer from April 2010 to February 2011 and as Executive Vice President of FMC Technologies’ Energy Systems business from January 2007 to March 2010. He served as Vice President of FMC Technologies’ Energy Production Systems business from 2004 to December 2006. Mr. Gremp previously served in a series of management positions of increasing responsibility after joining the company in 1975. He is 65.

The Board believes Mr. Gremp is qualified to serve as a director based on his service to the Company to date, including his current service as chair of our Human Resources and Nominating Committee, and his experience as the chief executive officer and chairman of a large, publicly traded company that designs and manufactures equipment used in the global energy industry. In addition, Mr. Gremp has extensive operations management experience, which includes prior leadership of each of FMC Technologies’ business segments, and knowledge and understanding of the financial, regulatory, legal and accounting issues affecting public companies of our size.

Director Since 1996

John Nils Hanson

Chairman. Mr. Hanson has served as our Chairman since 2000. He previously served as our President and Chief Executive Officer from 1999 to 2006. Mr. Hanson ran a series of industrial product and capital goods businesses before joining Joy Technologies Inc. in 1990, where he served as President of the Underground Mining Machinery Division until its acquisition by us in 1995. He has a Ph.D. in nuclear engineering/reactor physics. Mr. Hanson has also served as a director of Arrow Electronics, Inc. since 1998. He is 75.

The Board believes that Mr. Hanson is qualified to serve as a director based on his longstanding leadership of the Board, his seven years of experience as our Chief Executive Officer, and his significant knowledge and deep understanding of our business and industry.

Director Since 2006

Gale E. Klappa

Chairman of WEC Energy Group, formerly Wisconsin Energy Corporation, a Milwaukee-based holding company with subsidiaries in utility and non-utility businesses since 2004. Mr. Klappa served as Chief Executive Officer from 2004. Since 2010, Mr. Klappa has also served as a director of Badger Meter, Inc., a publicly traded leader in the development and manufacture of flow management solutions. He is 66.

The Board believes Mr. Klappa is qualified to serve as a director based on his experience as chairman and chief executive officer of a publicly traded company and service as chair of our Audit Committee, coupled with his industry knowledge and understanding of public company financial statement requirements.

BOARD OF DIRECTORS

Director Since 2001

Richard B. Loynd

President of Loynd Capital Management. Mr. Loynd has previously served as chairman and/or chief executive officer, or as a director, of a number of public companies doing business in the industrial and consumer product areas. He is 89.

The Board believes Mr. Loynd is qualified to serve as a director based on his service as chair of our Human Resources and Nominating Committee from 2001 to 2015, as a member of our Executive Committee from 2001 to 2014 and chair of the Executive Committee from 2001 to 2012, and as our Lead Independent Director from 2007 to 2013. In addition, the Board believes Mr. Loynd is qualified to serve as a director based on his deep understanding of our operations, industry, markets and management and 50 years of experience as a senior executive.

Director Since 2001

P. Eric Siegert

Senior Managing Director of Houlihan Lokey Howard & Zukin, an international investment banking firm. He is 51.

The Board believes Mr. Siegert is qualified to serve as a director based on his service on the Board since 2001, his service on the Audit Committee, and his significant understanding of financial matters and public company financial statement requirements.

Director Since 2001

James H. Tate

Independent consultant. From 2005 to 2006, Mr. Tate was Executive Vice President, Chief Administrative Officer, and Chief Financial Officer of TIMCO Aviation Services, Inc. Mr. Tate also served as our acting Chief Financial Officer from March 4, 2008 to December 9, 2008. Mr. Tate’s career includes 18 years as an accountant with Ernst & Young, LLP, including six years as an audit partner. He is 69.

The Board believes Mr. Tate is qualified to serve as a director based on his service on the Board since 2001, his many years of experience as a member of the Audit Committee, and as acting Chief Financial Officer during 2008, coupled with his industry knowledge and understanding of financial matters.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of the Company common stock, to file reports of ownership and changes in ownership of its equity securities with the SEC. Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, and written representations provided to us, during the fiscal year ended October 28, 2016, we believe that our directors, officers and beneficial owners of more than 10% of our common stock complied with all Section 16(a) filing requirements during the fiscal year ended October 28, 2016.

CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics applicable to the Chief Executive Officer and senior financial officers, including the Chief Financial Officer and Chief Accounting Officer. The most recent version of the Code of Ethics, which is consistent with regulations of the Securities and Exchange Commission (“SEC”) and New York Stock Exchange listing standards, is available on our website at www.joyglobal.com, under the Governance tab in the Leadership section of the Investor Center page.

In the event of any amendment to, or waiver from, a provision of the Code of Ethics, we will promptly post the date and nature of such amendment or waiver, as well as related information, on our website.

CORPORATE GOVERNANCE

The Board of Directors is responsible for the oversight of the management and direction of the Company and for establishing broad corporate policies. The Board’s approach to corporate governance is reflected in our Corporate Governance Principles and the structure of Board committees that operate under written charters. The Corporate Governance Principles and charters for the Board’s three standing committees – Audit, Human Resources and Nominating, and Executive – may be viewed on our website: www.joyglobal.com, under the Governance tab in the Leadership section of the Investor Center page.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee is a separately designated committee of the Board, established in accordance with Section 3(a)(58)(A) of the Exchange Act. Current members of the Audit Committee are Gale E. Klappa (Chair), Steven L. Gerard, P. Eric Siegert, and James H. Tate. The Board of Directors has determined that Messrs. Klappa, Gerard and Tate are each audit committee financial experts within the meaning of SEC rules. The Board of Directors has also determined that all members of the Audit Committee are independent and financially literate under New York Stock Exchange Listed Company Manual Sections 303A.02 and 303A.07, respectively.

HUMAN RESOURCES AND NOMINATING COMMITTEE

The Human Resources and Nominating Committee is a separately designated committee of the Board, which is responsible for making recommendations and decisions relating to compensation, director nominations and corporate governance. Current members of the Human Resources and Nominating Committee are John T. Gremp (Chair), Mark J. Gliebe, and Richard B. Loynd. The Board of Directors has determined that all members of the Human Resources and Nominating Committee are independent under New York Stock Exchange Listed Company Manual Section 303A.02.

EXECUTIVE COMMITTEE

The Executive Committee may act upon a matter when it determines that prompt action is in the best interests of the corporation and it is not feasible to call a meeting of the full Board. In connection with the performance of its responsibilities, the Executive Committee has all powers of the Board of Directors, except as prohibited by law or otherwise limited by our Certificate of Incorporation or bylaws or by Board resolution. Current members of the Executive Committee are John Nils Hanson (Chair), Edward L. Doheny, and Steven L. Gerard.

EXECUTIVE COMPENSATION

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION

REPORT OF THE HUMAN RESOURCES AND NOMINATING COMMITTEE

To our Shareholders:

As we reflect on Fiscal 2016, we are proud of the results that our executive team delivered under extremely challenging market conditions. Presented below are key messages from the Human Resources and Nominating Committee (the “Committee”) regarding our Fiscal 2016 performance and implications for compensation design and delivery.

FISCAL 2016 PERFORMANCE HIGHLIGHTS

In Fiscal 2016, the Company remained focused on our growth initiatives, continuing cost reduction efforts and managing our cash. These actions have driven stable cash flows and mitigated the effect on our profitability in the current commodity market down cycle. As our customers struggle through difficult economic conditions, the Company has done well relative to other companies in our industry, many of which are operating at a loss or engaged in major restructuring. We believe the actions taken by our executives have well positioned the business for when market conditions improve.

On July 21, 2016, the Company announced our proposed merger with Komatsu America Corp., a subsidiary of Komatsu Ltd. We believe that our resilience, corporate culture and positioning for the future led Komatsu to pursue this transaction. The transaction is valued at $3.7 billion (including our outstanding debt), and delivers cash value to our shareholders at $28.30 per share, representing a premium of approximately 20% based on our closing stock price the day prior to the announcement. We expect the transaction to close by mid-2017, but closing may occur earlier depending on the progress of the remaining regulatory clearance procedures.

FISCAL 2016 COMPENSATION DECISIONS

A summary of our key Fiscal 2016 compensation actions is presented below.

●

Retention Awards. Our named executive officers, or NEOs, have steered the Company through severe economic challenges that commenced in 2012 within the mining industry. Forecasts accurately suggested that market conditions would be weak in Fiscal 2016 and remain so at least through Fiscal 2017. These continuing economic conditions and the resulting decline in our stock price elevated our concern that we could be at risk of losing key members of our executive leadership team. As a result, when making compensation decisions for Fiscal 2016, we believed it was imperative to mitigate the risk that our NEOs, which through effective leadership had advanced our strategic plan despite the mining industry down cycle, would pursue other opportunities. Such undesirable attrition would have impaired our ability to continue to advance our strategic plan, especially because we anticipated the industry distress to complicate our ability to attract new talent. Accordingly, in Fiscal 2016 we approved one-time retention grants to Messrs. Doheny, Sullivan, Major and Maritz, our NEOs other than Mr. Salditt, in the form of restricted stock units (the “Retention Awards”). To encourage continued service, these awards vest 50% on each of the second and third anniversaries of the grant date.

●

Shifting of Equity Mix. We seek to continually refine and improve our compensation program to ensure it aligns with recognized best practices and supports our strategic plans and human resource objectives. In further support of the need to retain our executive leadership team and to ensure proper focus on restoration of our stock price, we determined that target equity values assigned to each NEO should be evenly allocated among performance share awards, stock options and restricted stock units as opposed to the prior year weighting of 60%, 25% and 15%, respectively. The increased weighting to stock options ensures that compensation realized by our NEOs would be more closely tied to appreciation in shareholder value, and the increased weighting to restricted stock units supports our talent retention objective.

●

Use of Higher Stock Price to Model Equity Grants. Our depressed stock price has resulted in increased share usage for equity grants in recent years. Notwithstanding the strong investor support expressed for retaining our executive leadership team, a small number of shareholders have expressed concern about dilution and the potential for a windfall if our share price recovers. To address these concerns and to reduce the applicable compensation expense, for Fiscal 2016 awards, we converted a targeted dollar value of award opportunity into a number of shares using a $22 stock price rather than the $12.19 closing stock price on the grant date. This change applied to all recipients of equity awards granted in Fiscal 2016, including our NEOs. The use of a higher assumed share price resulted in approximately 45% fewer shares granted than if the actual share price was used.

EXECUTIVE COMPENSATION

SHAREHOLDER FEEDBACK

We value shareholder feedback and consider shareholder perspectives when making decisions about our compensation program. In Fiscal 2016, our Board of Directors initiated shareholder outreach to understand our shareholders’ views on our executive compensation program. Through this direct engagement, which was led by John Hanson, our Board Chairman, and John Gremp, our Committee Chair, we learned that shareholders generally understand the difficult industry environment in which we are operating and support our compensation framework. Although a small number of shareholders raised concerns about certain issues, such as share dilution and the size of some companies in our peer group, we did not receive any feedback indicating discontent with compensation paid to our NEOs or widespread criticism of any particular issue.

COMMITMENT TO BEST PRACTICES AND PAY FOR PERFORMANCE

Notwithstanding the severe talent retention challenges that we face due to the economic climate within the mining industry, we remain wholly committed to our executive compensation philosophy. As a result of the Company’s performance relative to pre-established goals, the annual cash incentive yielded only a moderate below-target payout this year and did not result in any payment for Fiscal 2015. In addition, our continuing NEOs have forfeited three consecutive years of performance share awards. We will continue to focus on accountability for strategic objectives and creating value for our shareholders.

****

In conclusion, we encourage our shareholders to carefully read the Compensation Discussion and Analysis (the “CD&A”) and accompanying tables and narratives that follow. We have reviewed and discussed the CD&A with management and, based upon this review, recommended to the Board of Directors that the CD&A be included in this Amendment No. 1 to our Annual Report on Form 10-K for the year ended October 28, 2016.

The Human Resources and Nominating Committee

John T. Gremp (Chair)
Mark J. Gliebe
Richard B. Loynd

COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

OUR NEOS

In this CD&A, we often refer to our named executive officers, or NEOs. Our Fiscal 2016 NEOs are the five individuals listed below.

●	Edward L. Doheny II, our President and Chief Executive Officer (the “CEO”)
●	James M. Sullivan, our Executive Vice President and Chief Financial Officer
●	Sean D. Major, our Executive Vice President, General Counsel and Secretary
●	Johannes S. Maritz, our Executive Vice President, Human Resources
●	Peter B. Salditt, our President Underground and Hard Rock Mining

Mr. Salditt was designated as an executive officer at the beginning of Fiscal 2016 and in prior years was subject to our compensation program for employees who are not executive officers. Accordingly, we refer to Messrs. Doheny, Sullivan, Major and Maritz as the continuing NEOs with respect to compensation granted to NEOs in prior years and for purposes of prior year comparisons.

EXECUTION ON STRATEGY IN FISCAL 2016

Notwithstanding the expected distractions related to the imminent Komatsu acquisition, we finished Fiscal 2016 strong by staying focused and executing well on our profitable growth strategies and by delivering on our financial commitments in what has been the toughest market mining has ever seen. Though we have been dealing with the expected distractions related to the imminent Komatsu acquisition, our team executed our growth strategies and achieved world class operational performance.

COMPENSATION DISCUSSION AND ANALYSIS

Late 2016, we saw the beginning of global commodity markets rebalancing as supply surpluses started to be absorbed and pricing improved from decade low-levels. Despite these improvements, the mining industry remains focused on driving production efficiencies and balance sheet improvement which has resulted in a decline in capital spending of nearly 25 percent versus 2015. While there have been some recent improvements with certain commodity prices, the industry is projecting capital expenditures will decline for the fifth consecutive year in 2017.

Our Strategies Creating Competitive Advantage

Despite the continued challenges in the industry, we were able to achieve a number of strategic and operational objectives in Fiscal 2016. Driven by our JOY Operational Excellence™ programs, we were able to beat our stretch cost reduction and inventory targets for the year while improving our on-time delivery. We again delivered strong cash generation for the year and were able to invest in, and bring to market, several new products and service offerings that improve our strategic positioning and enable our customers to safely improve their productivity in this tough market.

COMPENSATION DISCUSSION AND ANALYSIS

We had 15 facilities around the world that achieved zero incidence rates for the entire year, a 25 percent improvement from Fiscal 2015. Additionally, our company-wide recordable incident rate was under 1.0 for the entire year; a company record and is world class performance for an industrial manufacturer. Similarly to our customers, our commitment to a “zero-harm” culture will remain a key focus in Fiscal 2017.

We continued to maintain our market leading share in our traditional markets and we were able to take share in our growth markets of hard rock and industrial minerals. We finished Fiscal 2016 with over half of our business coming from non-coal applications versus 31% just five years ago. Hard rock, industrial minerals, quarries, and tunneling applications are growth markets for us with our technology innovation and new products that are safer and more productive than current mining methods. By demonstrating our superior products and lowest total cost of ownership, we were able to gain market share by converting several mine operations from traditional drill and blast to our high-productivity continuous mining methods.

Strategies are Moving the Needle . . .
Commodities We Serve	Life Cycle Management	Geographies We Service

We continued to invest in new products, services, and solutions to create profitable growth. During Fiscal 2016, we made significant advances with our hybrid shovel, underground hard rock Joy SR Hybrid Drive LHDs and prototype DynaCutTM hard rock continuous mining system currently working in an Australian gold mine. These products are now proving their capabilities with the hybrid shovel and LHDs now commercially available and the DynaCutTM set to go to market in the next few years. Additionally, we achieved growth in our differentiated Joy branded, consumables offerings and expect to see even stronger growth rates as new equipment purchases are made over the next 12 to 18 months.

We have continued to invest in our service capabilities by expanding our service facility footprint by nearly 40% over the last two years to better serve our global fleet of equipment. We continue to develop new service offerings and increase our Joy Smart™ Solutions connectivity to our fleet around the world.

COMPENSATION DISCUSSION AND ANALYSIS

Service Leader: Consumables, Life-Cycle Management, JoySmart Solutions

●

Captured market share and realized approximately $257 million dollars (~11% of our total sales) of consumables sales and JoySmart technology solutions by offering our branded ground engagement tools, undercarriage, dippers, picks and drums for the various equipment in our fleet

●	Increased capture rates on a declining fleet through our product differentiation and ability to demonstrate the lowest cost of ownership while maximizing production with a constant goal of “zero-harm”
●

Expanded our service facility footprint by nearly 40% over the last two years to better serve our fleet of equipment in the field as well as provide new service offerings and technical field experts at our customers’ mine sites

●	Increased Life-Cycle Management revenue in Fiscal 2016 for the surface business and underground business by 11% and 4%, respectively
●	Increase of JoySmart Contracts by 39%

Joy Operational Excellence: World-Class Processes, World-Class Safety & World-Class Productivity

●

Driving World-Class safety through a 25 percent increase in the number of our facilities with zero-harm days; now totaling 15 for Fiscal 2016. Additionally, our company-wide recordable incident rate was under 1.0 for the entire year; a company record

●	Drove inventory reduction of over $163 million on a constant-currency basis in Fiscal 2016 while improving our on-time delivery
●	Optimized our global manufacturing footprint reducing square footage by nearly 50 percent contributing to our total restructuring cost savings in Fiscal 2016 of over $100 million
●

Leveraging our Operational Excellence principles with our customers at their mine sites, we demonstrated how our continuous mining methodologies and product differentiation could substantially reduce our customers’ total operating costs and won several orders as a result

●	Total cash generation[1] of $264 million during the year, on par with the level of total cash generated[1] in Fiscal 2015

1: Total Cash Generation = Cash provided by operating activities - capital expenditures + non-core asset sales

COMPENSATION DISCUSSION AND ANALYSIS

High Growth Markets: Hard Rock, Industrial Minerals, Quarries, Tunneling

●	Greater than 50% of our business now comes from non-coal applications versus close to 30% five years ago
●

By demonstrating our product differentiation and lowest total cost of ownership, we were able to gain market share by converting several mine operations from traditional drill and blast to our high-productivity continuous mining methods. This strategic focus led to multiple orders of heavy continuous miners and flexible conveyor train systems in 2016 and we now are realizing nearly 10 percent of our business coming from industrial and other minerals

●	Introduced our new line of Joy SR Hybrid Drive LHDs for underground hard rock, which includes 18- and 22-ton models
●

Delivered over $125 million on new bookings into the domestic Indian coal market. This market is in its early growth stages and will play an important role for our company as we deliver profitable growth in the future

●	Through successful and accretive acquisitions, we were able to strategically enhance our product offerings in hard rock being able to better serve our customers and take market share

New Products & Services: Innovations that move the needle

●

During 2016, we made significant advances with our hybrid shovel, underground hard rock Joy SR Hybrid Drive Loaders and prototype DynaCut™ hard rock continuous mining system. These products have all been in the field for well over a year proving their capabilities. The hybrid shovel and LHDs are now commercially available and the DynaCut™ system is set to go to market in the next few years.

●	Introduced our new blast hole P&H Drill (77XD) at MINExpo and are now trialing it at a customer’s mine
●	Continued to penetrate the conveying market as we won four exclusive high-angle conveyor orders
●	Shipped six Heavy Continuous Miner and unique Flexible Conveyor Train system
●	DynaCut™; the first mechanical cutting system is underground cutting in Australia in a development section of a large copper mine
●	More than 2,000 patents and 20 trademarks that differentiate our processes, methods, technologies and products

COMPENSATION DISCUSSION AND ANALYSIS

SHAREHOLDER FEEDBACK

In connection with our 2016 annual shareholder meeting, our Board of Directors commenced an outreach initiative to solicit feedback on our compensation program. Mr. Hanson, our Board Chairman, and Mr. Gremp, our Committee Chair, met with our top 13 shareholders, which collectively represented 59% of our share ownership. Set forth below is a summary of investor perspectives shared through the engagement process.

●	Appreciated unprecedented macroeconomic challenges facing the business
●	Understood our compensation framework
●	Recognized realized pay for our CEO is low
●	Acknowledged retention risk for key talent
●	Some shareholders raised the following concerns:
●	Potential share dilution resulting from equity awards granted at depressed stock price
●	Certain companies in our peer group appeared to be larger than accepted size parameters

Our Board Chairman and Committee Chair met with 59% of our share ownership

Some of the adjustments to our Fiscal 2016 compensation program, as described below, address this investor feedback.

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL 2016 PAY DECISIONS

For Fiscal 2016, the Committee set target total direct compensation for each NEO, on average, at the median of our peer group, although as described earlier and in detail below, the resulting target pay was well below median because of the manner in which we converted target long-term incentive value into shares. Consistent with practice in prior years, a significant portion of target total direct compensation is composed of “at-risk” pay. Our program is designed to increase the proportion of an executive’s pay that is considered to be at-risk as responsibilities increase, and, accordingly, ability to impact performance increases.

We consider at-risk compensation to include annual cash incentive awards and long-term equity awards because the value of such compensation is tied to our operating performance and the performance of our common stock. We refer to base salary and at-risk compensation together as total direct compensation.

The following pay mix chart demonstrates our emphasis on at-risk pay, as well as the weighting of each performance-based component as a percentage of Fiscal 2016 target total direct compensation. For purposes of reporting target total direct compensation, annual cash incentive and performance share awards are reported at target levels.

Target Total Direct Compensation Mix*

CEO

Average of Other NEOs

*	Target total direct compensation mix does not include the Retention Awards granted in Fiscal 2016, which the Committee views as one-time awards for the specific purpose of addressing retention concerns and not as part of our ongoing compensation framework.

Summary of the Fiscal 2016 Compensation Program

●	At-risk compensation exceeded 85% of target total direct compensation for our CEO and 73% of average target total direct compensation for all of our other NEOs.
●	The Committee did not approve any increases in base salaries for the continuing NEOs in Fiscal 2016.
●	The Fiscal 2016 annual cash incentive was achieved at 50% of target for plan participants, including our CEO and other NEOs.
●	The Fiscal 2016 award value for long-term equity was evenly allocated: 1/3 performance shares, 1/3 stock options and 1/3 restricted stock units.
●

The continuing NEOs’ Fiscal 2014-2016 performance share awards were forfeited due to failure to achieve applicable performance targets. This marked the third straight year that the continuing NEOs’ performance share awards did not result in any payout.

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL 2016 PROGRAM CHANGES

Our compensation structure remained substantially the same in Fiscal 2016 as in prior years, with increased emphasis on the retention of our executive team. However, certain adjustments to our compensation program were made for Fiscal 2016 and are discussed below.

Adjustment		Rationale
●	Shifted mix of long-term equity awards to:	●	Allocated equity award value to better address ongoing retention concerns and ensure that a larger portion of the overall long term incentive opportunity is tied directly to share price appreciation
● 1/3 performance share awards
● 1/3 stock options
● 1/3 restricted stock units
●	Utilized higher stock price ($22) for converting the targeted equity award value to shares rather than actual price on date of grant ($12.19)

Reduced total equity grant value; reduced compensation expense; addressed share dilution concerns voiced as part of our shareholder outreach; mitigated a potential “windfall” when stock rebounds from depressed stock price on grant date

●	Added double-trigger change in control feature to all Fiscal 2016 equity awards	●	Adopted best practices for administration of equity awards
●	Changed benchmarking peer group to remove outsized companies	●	Substituted companies that more closely resemble our revenue and market capitalization and addressed shareholder feedback about the large size of certain peer group companies
Removed:	Illinois Tool Works Inc. Ingersoll-Rand plc
		Added:	Colfax Corporation Kennametal Inc. Oceaneering International, Inc. Superior Energy Services, Inc.

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL 2016 COMPENSATION FRAMEWORK

The Committee annually determines the mix and weightings of the elements of our compensation program. The framework for Fiscal 2016 executive compensation is set forth below.

Compensation Framework

*	The annual cash incentive plan for our executive officers requires that we generate positive pre-tax income before any payout will be considered by the Committee.

RETENTION AWARDS

The cyclical nature of the mining industry and unprecedented macroeconomic challenges elevate the talent retention risk that we have been trying to manage for several years. The Committee believes that our NEOs have prudently managed our business and positioned us for the future, and that we need to ensure continuity in the advancement of our strategic plans.

To address these retention concerns, the Committee granted Retention Awards to Messrs. Doheny, Sullivan, Major and Maritz. To serve their retentive purpose, these awards vest 50% on each of the second and third anniversaries of the grant date. The Committee views the Retention Awards as one-time awards for the specific purpose of addressing retention concerns and not as part of our ongoing compensation framework.

PAY FOR PERFORMANCE ALIGNMENT

The severe industry downturn, including the adverse effect on our stock price, has resulted in actual pay to our NEOs significantly below the target total direct compensation levels established by the Committee.

Annual Cash Incentive. For Fiscal 2016, our annual cash incentive resulted in a payout of 50% for plan participants, including our CEO and other NEOs. This payout, which is below-target and follows a year in which performance did not meet the threshold for any payment, is primarily the result of effective cost reduction strategies.

Long-Term Equity Awards. The decline in value of our NEOs’ long-term equity awards and the fact that the continuing NEOs have not earned performance shares beginning with grants made in Fiscal 2012 underscores the degree to which our executive compensation program aligns pay and performance. The impact of performance on recent awards under our incentive programs is set forth below.

●	Performance shares granted to the continuing NEOs for the Fiscal 2012-2014, 2013-2015 and 2014-2016 cycles were forfeited
●	Performance shares granted to the continuing NEOs for the Fiscal 2015-2017 cycle are on track to be forfeited based on performance
●	All outstanding stock options – other than those granted in Fiscal 2009 and Fiscal 2016 – are significantly underwater
●	Value of all restricted stock unit grants – other than those granted in Fiscal 2016 – declined in value in the same proportion as the decline in our stock price

COMPENSATION DISCUSSION AND ANALYSIS

In addition to the forfeited compensation opportunities described above, because we maintain robust stock ownership guidelines under which our NEOs are required to accumulate and hold specified levels of our stock, all of our NEOs have experienced losses in their direct holdings commensurate with long-term shareholders. Refer to page 28 for a description of our ownership policy.

Realized Pay. Our NEOs’ actual compensation over the past three years varies significantly from the amounts disclosed in the Summary Compensation Table on page 30. In Fiscal 2016, the continuing NEOs realized compensation was limited to base salary, a moderate annual cash incentive payment and restricted stock units granted in prior years that vested with severely diminished values. For our CEO, realized pay was less than 30% of the compensation reported in the Summary Compensation Table for Fiscal 2016 and the average realized pay for our other NEOs was less than 50%. The charts below show realized total direct compensation as a percentage of reported total direct compensation.

Realized Compensation as a Percentage of Reported Compensation

CEO

2016:
2015:
2014:

Average of Other NEOs

2016:
2015:
2014:

Additional detail about how we calculate realized total direct compensation is discussed in the Supplemental Disclosure with Respect to Realized Compensation section of this CD&A.

COMMITMENT TO BEST PRACTICES

Our practices include:	Our practices exclude:
✓Annual compensation review
✓Equity grant process annually
✓Stock ownership guidelines
✓Clawback policy
✓Anti-hedging policy
✓Independent compensation consultant
✓Annual risk assessment
✓Double-trigger change in control severance payments and equity vesting

✗Employment agreements (other than change in control)
✗Option repricing without shareholder approval
✗Dividend accrual on performance share awards or stock options
✗Gross-ups on change in control severance payments and other perquisites

COMPENSATION DISCUSSION AND ANALYSIS

OUR EXECUTIVE COMPENSATION PHILOSOPHY

Our goal is to retain and attract experienced and talented executive officers and other senior managers to develop them to achieve our short-term and long-term operational and strategic objectives that produce and promote shareholder value. To achieve this goal, we are guided by the principles set forth below.

●	We seek to provide opportunity to earn compensation that is competitive with other manufacturing companies of comparable size, global reach and complexity.
●	We strongly emphasize a culture of pay for performance to provide incentives and accountability for working toward the achievement of our strategic and operational objectives.
●

We design our incentive programs with the goal of ensuring that actual realized pay varies above or below targeted compensation opportunity based on achievement of challenging corporate and individual performance goals and demonstration of outstanding commitment and contribution to our performance.

●	We prioritize equity compensation to focus on our long-term financial success and create alignment with shareholder interests.

OUR FISCAL 2016 COMPENSATION PROGRAM

FISCAL 2016 TARGET TOTAL DIRECT COMPENSATION

The Committee primarily evaluates and determines NEO pay based on target total direct compensation. We believe that target total direct compensation appropriately focuses on the components that are intended, collectively, to compensate and create incentives for our NEOs with respect to annual and long-term performance.

The following table provides an overview of target total direct compensation for our NEOs in Fiscal 2016.

Fiscal 2016 Target Total Direct Compensation*

NEO	Base Salary	Annual Cash Incentive	Stock and Option Grants	Target Total Direct Compensation	% Change from Fiscal 2015
Mr. Doheny	$973,350	$973,350	$3,459,030	$5,405,730	-12.6%
Mr. Sullivan	$562,380	$393,666	$1,189,057	$2,145,103	-4.3%
Mr. Major	$483,070	$289,842	$686,763	$1,459,675	-11.0%
Mr. Maritz	$382,130	$229,278	$544,193	$1,155,601	-10.8%
Mr. Salditt	$615,000	$430,500	$593,315	$1,638,815	32.9%

* This table does not include all of the information included in the Summary Compensation Table, which appears on page 30. In particular, this table excludes the Retention Awards granted in Fiscal 2016 because the Committee views the Retention Awards as one-time awards made for the specific purpose of addressing retention concerns, and not as part of our ongoing compensation framework. Amounts reported in the “Change in pension value and nonqualified deferred compensation” and “All other compensation” columns of the Summary Compensation Table are also excluded.

The year over year change in target total direct compensation for the continuing NEOs (excluding their Retention Awards) is a result of the decrease in grant date fair value for the long-term equity awards granted in Fiscal 2016. The change in grant date fair value for Fiscal 2016 equity awards is attributable to the Committee’s decision to utilize a higher stock price ($22.00) for modeling target equity awards rather than the actual price on the grant date ($12.19), which resulted in grants of approximately 45% fewer shares and value at target to each NEO than if the grant date price had been used. The increase reported for Mr. Salditt is due to increased base salary and target cash incentive in connection with his designation as an executive officer at the beginning of Fiscal 2016.

COMPENSATION DISCUSSION AND ANALYSIS

COMPONENTS OF FISCAL 2016 TARGET TOTAL DIRECT COMPENSATION

Base Salary	●	Provides a level of stable income that is competitive within our peer group
	●	Considers and rewards individual performance and time in position

At the first meeting of Fiscal 2016, the Committee considered base salaries for our executive officers. Following adjustments in Fiscal 2015 to bring our CEO’s base salary closer to the market median, the Committee determined that there would be no increases in Fiscal 2016 for the continuing NEOs.

Annual Cash Incentive	●	Drives annual financial and operating results with significant emphasis on achievement against our strategic goals

The annual cash incentive opportunity for Fiscal 2016 is adjusted 100% based on achievement of corporate performance goals, specifically improvements in profitability and asset utilization. Two-thirds of calculated annual cash incentive is allocated automatically and the remaining one-third can be adjusted based on meeting individual performance objectives on a zero-sum basis, although no payments will occur under the award unless corporate performance goals are met.

Performance Share Awards	●	Focuses on quality of earnings and our share price performance
	●	Focuses management on operational performance objectives linked to long-term shareholder return

The Fiscal 2016 performance share awards were granted to 44 employees, including our NEOs. Each performance share award represents the right to earn one share of our common stock at the end of a three-year performance period contingent on achievement of performance objectives based on operating leverage and earnings per share (“EPS”). The number of performance shares granted to each NEO is shown in the Grants of Plan-Based Awards table.

Stock Options	●	Aligns interests with those of our shareholders
	●	Rewards stock price improvement

In Fiscal 2016, stock options were granted to 44 employees, including our NEOs. Stock options granted in Fiscal 2016 vest in three equal annual installments beginning on the first anniversary of the date of the grant and expire 10 years after the grant date. The exercise price of all stock options granted in Fiscal 2016 is the closing market price on the date of the grant. The number of stock options granted to each NEO is shown in the Grants of Plan-Based Awards table.

Restricted Stock Units	●	Encourages continued service
	●	Facilitates the accumulation of a significant ownership stake to align interests with those of our shareholders

In Fiscal 2016, restricted stock units were granted to 223 employees, including our NEOs, as part of our annual compensation program. These restricted stock units will vest in three equal annual installments on the first, second and third anniversaries of the grant date. The number of restricted stock units granted to each NEO is shown in the Grants of Plan-Based Awards table.

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL 2016 PERFORMANCE METRICS, GOALS AND CALCULATIONS

Fiscal 2016 Annual Cash Incentive

Section 162(m) Goal. The method of determining our annual cash incentive begins with establishing whether or not we have generated positive pre-tax income (subject to certain adjustments, as discussed below). This “gate” is part of the annual incentive plan for executive officers designed to comply with Section 162(m) of the Internal Revenue Code and allows the annual cash incentive to qualify for tax deductibility.

Assuming we meet the initial requirement, the Committee exercises negative discretion to reduce the maximum payout amount under the executive officer plan to an amount payable by applying the same payout factor and performance criteria, as applicable, for non-executive employees. In applying negative discretion to determine the actual awards, if any, paid to NEOs, the Committee first determines performance against corporate performance goals, as described below. Once the corporate performance goal score is determined, as much as one-third of the outcome may be adjusted by the Committee upwards or downwards to reflect each NEO’s performance versus individual goals. No adjustments were made to reflect individual goals for Fiscal 2016.

Corporate Performance Goals. Our annual cash incentive concentrates on our annual profitability objectives and operating efficiency. The primary performance metric is adjusted operating profit as a percentage of net sales (“adjusted profit margin”), which the Committee believes is a key measure of profitability. In addition, average trade working capital as a percentage of net sales (“trade working capital velocity”) is used as an additional metric to complement, but not offset, profitability. The Committee believes average trade working capital velocity is an important metric of operating efficiency, particularly during the ongoing industry down cycle. This metric is used to measure management’s efficiency over the year in managing our accounts receivable, obtaining advance payments on customer orders, negotiating terms with our suppliers and aligning inventory levels with production schedules, customer demand and our direct service model.

Payout Determination Process. At its first meeting of Fiscal 2016, the Committee established target adjusted profit margin and trade working capital velocity goals, as well as the payout factors based on each NEO’s target annual cash incentive opportunity, which are set forth in the table below. The adjusted profit margin and trade working capital velocity multipliers are linearly interpolated between the points shown in the table. Actual adjusted profit margin and trade working capital velocity for Fiscal 2016 resulted in a combined payout factor of 0.50.

Fiscal 2016 Annual Cash Incentive Goals and Payout Factors

Goal Achievement	Adjusted Operating Profit Margin Goal	Multiplier Applied to Adjusted Operating Profit Margin (A)	Trade Working Capital Velocity Goal	Multiplier Applied to Trade Working Capital Velocity (B)	Combined Payout Factor (A*B)
Threshold	1.7%	0.00	49.5%	0.67	0.00
Minimum	2.5%	0.50	49.5%	0.67	0.34
Target	5.3%	1.17	47.8%	0.95	1.11
Maximum	7.0%	1.50	45.5%	1.33	2.00
2016 Actual	3.2%	0.68	49.1%	0.73	0.50

COMPENSATION DISCUSSION AND ANALYSIS

Pre-tax income (as adjusted for purposes of the annual cash incentive), adjusted operating profit margin and trade working capital velocity are non-GAAP financial measures. We calculate each of these measures as provided below.

Pre-tax income

Pre-tax income, adjusted to eliminate the effects of tangible and intangible asset impairments, pension and other post-retirement benefit mark-to-market adjustments, excess purchase accounting and other acquisition related expenses. In addition, the Committee may exclude the impact of restructurings, discontinued operations, extraordinary items and other unusual or non-recurring items. To be eligible to receive a cash payment, pre-tax income must be greater than zero.

Adjusted operating profit margin

Derived from our adjusted operating profit, which is our operating profit before unusual items, including restructuring charges, pension curtailment charges and acquisition-related expenses, partially offset by unusual period-end items.

Average trade working capital	Calculated as the sum of our average accounts receivable and inventories, less the sum of accounts payable, advance payments and progress billings.
Average trade working capital velocity	A measure of operating efficiency that is calculated as an average of our trade working capital calculated over a 13-month period ended October 28, 2016, divided by net sales for Fiscal 2016.

Calculation of Fiscal 2016 Cash Incentive Awards. Using the payout factors determined for the corporate performance goals, we calculate the annual cash incentive awards as follows:

Calculation:

Base Salary	x	Target Incentive % of Base	x	=	Annual Cash Incentive Award

Payments of the calculated annual cash incentive awards are allocated two-thirds automatically and one-third is subject to adjustment up or down on a zero-sum basis based on individual performance objectives. While the final annual cash incentive payment to any NEO is ultimately in the discretion of the Committee, no payout will occur if the threshold goals for corporate performance have not been met. In addition, the realized value of the total annual cash incentive award to an NEO cannot exceed 2.0x the target annual cash incentive opportunity established by the Committee at the beginning of the period.

Individual Goals. The individual performance objectives for the annual cash incentive are established at the beginning of each fiscal year by the Committee, and are designed to align with our business plans. Achievement of the objectives is evaluated by the Committee at the end of the fiscal year for each NEO and the Committee determines the appropriate payout adjustment based on performance against the objectives. Payment for achievement of individual goals may be adjusted up or down, subject to a 200% overall cap on target cash incentive payments. The table below highlights each NEO’s individual performance goals for Fiscal 2016.

COMPENSATION DISCUSSION AND ANALYSIS

NEO	Individual Goals
Mr. Doheny
●Creating long term growth from new products, services, markets, geographies and acquisitions beyond coal.
●Operating performance goals measured by safety, productivity, quality and customer satisfaction.
●Building a stronger global leadership team and a culture and values aligned with our business strategy.
●Driving shareholder value through financial metrics for sales, bookings, margins, cash flow, working capital management and operating leverage.

Mr. Sullivan
●Leading efforts to meet annual cost reduction and cash flow targets.
●Improved working capital performance.
●Capital structure and capital allocation priorities.
●Leadership of our information systems, audit and investor relations functions.
●Ensuring that acquisition outcomes meet business case financials.

Mr. Major
●Leading a legal function with key outputs related to enabling new product development activities through contract development and intellectual property management.
●Alignment of acquired businesses with Joy Global contracting processes and procedures.
●A broad range of preventative law programs focused on compliance and enabling business growth.

Mr. Maritz
●Organizational re-design and development of talent to enable longer term growth in products and service.
●Achievement of cost reduction targets related to employment costs.
●Successful execution of a number of key union contracts in Fiscal 2016.
●Implementation of globally consistent environment, health and safety programs and metrics and achieving world-class safety performance in Fiscal 2016.

Mr. Salditt
●Continue to develop and drive growth strategies in the Hardrock business, industrial minerals market and expansion of the service business in the Underground Mining segment.
●Leading efforts in the Underground segment to reduce costs and optimize utilization of our manufacturing network.
●Successful execution/project management of major longwall projects.
●Meet annual financial plan metrics for the Underground and Hardrock businesses.

2016 Annual Cash Payments. We achieved positive pre-tax income in Fiscal 2016. Accordingly, the Committee evaluated performance against the target corporate performance goals and individual objectives discussed above. The following is a summary of the Fiscal 2016 payouts for each of our NEOs under our annual cash incentive program.

NEO	Target Annual Cash Incentive Opportunity (% of Base Salary)	Target Annual Cash Incentive ($)	Combined Payout Factor (%)	Actual 2016 Annual Cash Incentive Payout
Mr. Doheny	100%	$973,350	0.50	$486,675
Mr. Sullivan	70%	$562,380	0.50	$196,833
Mr. Major	60%	$483,070	0.50	$144,921
Mr. Maritz	60%	$382,130	0.50	$114,639
Mr. Salditt	70%	$613,077	0.50	$214,577

For illustrative purposes, the calculation of our CEO’s 2016 annual cash incentive award is set forth below. There was no adjustment, either positive or negative, by the Committee to reflect individual performance of the CEO or any other NEO.

2016 CEO:

$973,350	x	100%	x	=	$486,675

COMPENSATION DISCUSSION AND ANALYSIS

Performance Share Awards

Performance share awards are designed to drive operating efficiency and are based on certain operating leverage targets. At its first meeting in Fiscal 2016, the Committee established operating leverage objectives used to calculate target adjusted earnings per share (“EPS”) for the Fiscal 2016-2018 performance period. The adjusted EPS target is a dynamic performance goal, with target operating income based on actual year-over-year increases and decreases in sales over the three-year period.

The formula for calculating the target average adjusted EPS goal and payout factors based on actual performance are set forth below. Adjusted EPS is calculated by subtracting interest expense and taxes from net income. The formula, including the operating leverage percentage objectives, are fixed for the three-year period. The actual payout factor is linearly interpolated between the threshold, minimum, target and maximum goals set by the Committee.

* Diluted weighted average shares outstanding used in the calculation are as reported in our Annual Report on Form 10-K filed with the SEC for that year. Share repurchases, if any, do not impact the calculation.

The target calculation is performed at the end of each fiscal year when change in net sales year over year and resulting target income from continuing operations can be calculated. The targeted adjusted EPS and actual adjusted EPS for each of the three years are averaged to determine the final payout factor at the end of the period.

Structural Change in Fiscal 2016. Beginning in Fiscal 2016, the goal structure for performance share awards to our NEOs follows the same structure as awards to our non-executives. The Committee determined that the “gate” performance feature previously used for performance share awards was no longer required to preserve tax deductibility under Section 162(m) of the Internal Revenue Code because the awards operate objectively.

No Payout for Fiscal 2014 Performance Share Awards Granted to Continuing NEOs. In December 2016, the Committee reviewed performance share awards granted to the continuing NEOs in Fiscal 2014 for the Fiscal 2014-2016 performance period. These performance share awards required an average return on equity of 10% for the three-year performance period before evaluating any payout. The Committee determined that no payout was warranted for such performance share awards due to failure to attain threshold performance goals. This marked the third consecutive year that continuing NEOs’ performance share awards did not pay out. Performance share awards granted to Mr. Salditt and other employees who were not serving as executive officers in Fiscal 2014 had a performance goal of operating leverage. In December 2016 the Committee reviewed our performance with respect to such awards granted to non-executive officers and determined that they would pay out at 103% of the target amount.

COMPENSATION DISCUSSION AND ANALYSIS

RETENTION AWARDS

As discussed above, to address executive retention concerns exacerbated by the ongoing economic downturn of the mining industry, the Committee granted Retention Awards to Messrs. Doheny, Sullivan, Doheny and Maritz, our NEOs other than Mr. Salditt, in the form of restricted stock units in December 2015. To serve their retentive purpose, these awards vest 50% on each of the second and third anniversaries of the grant date. The number of restricted stock units granted as Retention Awards are shown in the Grants of Plan-Based Awards table.

As the Retention Awards were considered and granted as one-time awards outside of the Fiscal 2016 compensation framework, the values of the awards are not included in our target total direct compensation calculation. If we include the target values of the Retention Awards, change in target total direct compensation in Fiscal 2016 from Fiscal 2015 would be as follows for each NEO:

NEO	% Change
Mr. Doheny	3.1%
Mr. Sullivan	9.1%
Mr. Major	2.4%
Mr. Maritz	2.8%

OTHER ELEMENTS OF COMPENSATION

Retirement Plans

Executive officers, including our NEOs, participate in the full range of retirement plans that are provided for our U.S. salaried employees. We target our overall benefits to be competitive with median levels at leading manufacturing companies (a group that is somewhat broader than the compensation peer group used for pay comparisons). These benefits consist of:

●	fixed and matching contributions to the Joy Global Retirement Savings Plan (the “Retirement Savings Plan”), our tax-qualified defined contribution plan;
●	fixed and matching contributions to the Joy Global Nonqualified Deferred Compensation Plan (the “Nonqualified Deferred Compensation Plan”), our supplemental non-qualified defined contribution plan;
●

continued participation in our defined benefit pension plan (the “Joy Global Pension Plan”), for employees whose employment began before May 1, 2005, although the accrual of additional benefits under such plan was frozen on May 1, 2012;

●

if eligible, continued participation in the supplemental executive retirement plan available to participants in the Joy Global Pension Plan (the “Joy Global Supplemental Pension Plan”), although the accrual of additional benefits under such plan was frozen on May 1, 2012; and

●

prior to March 2015, individual replacement contributions to the Retirement Savings Plan and Nonqualified Deferred Compensation Plan to certain eligible employees that were designed to offset the estimated effect of our decision to freeze the accrual of benefits under the Joy Global Pension Plan for participants in such plan.

Executive officers participate in these plans on the same terms as provided to U.S. salaried employees, except that individual replacement contributions for executive officers who participate in the Joy Global Pension Plan were capped at 25%. The first such payment was made in February 2013 and was calculated as a fixed percentage of each eligible employee’s eligible compensation between May 1, 2012 and December 31, 2012. In March 2015, however, we suspended individual replacement contributions and the suspension remained in place for Fiscal 2016. We are not obligated to make individual replacement contributions, and payment of these contributions may remain suspended or be eliminated in the future.

The Nonqualified Deferred Compensation Plan and the Joy Global Supplemental Pension Plan allow us to provide benefits to eligible employees, including our NEOs, that are comparable to those that would be available under the Retirement Savings Plan and the Joy Global Pension Plan, respectively, if federal income tax rules applicable to retirement benefits did not include limits on covered compensation and benefits under tax-qualified plans. The supplemental plans use the same benefit formulas as our broad-based tax-qualified plans and use the same types of compensation to determine benefit amounts, including the exclusion from the calculation of retirement benefits of all amounts earned under long-term incentive programs. Neither of our supplemental plans provide for the payment of above-market or preferential interest or dividend rates.

Perquisites

We provide our executive officers, including our NEOs, with a limited number of perquisites to support our efforts to retain and attract executive talent. We believe these benefits allow our executive officers to proactively manage their health, work more efficiently, provide appropriate settings for business networking and other business functions and meetings and, in the case of our financial and tax planning program, help them optimize the value received from our compensation and benefits programs.

●	Annual physical exam. We reimburse executive officers for the cost of an annual executive physical and health screening to the extent these charges are not covered by medical insurance.
●

Company car. We provide a car allowance of up to $1,300 per month ($1,400 in the case of our CEO). In addition, we reimburse the executive officers for the cost of gasoline, routine maintenance, and replacement of normal wear-and-tear items.

●

Club membership. We reimburse executive officers for the initiation fees and annual or monthly dues for belonging to either an appropriate country club or social club. We also reimburse the annual membership costs for one airline club.

●	Financial planning and tax preparation. We reimburse executive officers for the cost of annual tax preparation and reasonable financial and estate planning.
●	Home office. We reimburse executive officers for reasonable costs associated with a home office.

COMPENSATION DISCUSSION AND ANALYSIS

In addition, we reimburse executive officers for the cost of relocation under the same policy and guidelines as all other full-time salaried employees who are hired or transferred at our request. Other than with respect to relocation expenses, and post-separation welfare benefits, we do not reimburse current or former employees for the payment of individual income taxes.

We regularly review the benefits provided to our employees, including our NEOs, and make appropriate modifications based on the Committee’s evaluation of the retentive value of these benefits.

Severance Benefits

We do not have employment agreements with our NEOs. However, to enable us to offer competitive compensation packages, and to ensure the ongoing retention of these individuals when considering strategic transactions that may create employment uncertainty, we have entered into change of control agreements with our NEOs. In December 2015, we amended these agreements to provide that, beginning in Fiscal 2016, equity award grants will be subject to “double-trigger” vesting provisions. As a result of these revisions, our NEOs’ change of control agreements provide that equity awards will vest upon a qualifying termination following a change in control, rather than vesting automatically upon the occurrence of a change of control. For a detailed description of the benefits provided under the change of control agreements, see the discussion on page 40.

OUR EXECUTIVE COMPENSATION DECISION PROCESSES

ROLE OF THE COMMITTEE

The Committee serves as our compensation committee and is charged with overseeing and administering all compensation actions related to our NEOs. The Committee annually performs the following key actions related to executive compensation:

●	benchmarks the market competitiveness of our compensation framework, compensation levels and pay practices;
●	establishes target total direct compensation, weighting of components and target award values for “at-risk” compensation;
●	approves performance metrics, goals and payout factors for our performance-based programs;
●	evaluates executive performance and achievement of individual objectives; and
●	performs a risk assessment to determine whether our compensation programs encourage excessive risk-taking.

With respect to our CEO, the Committee also reviews the role of our CEO with respect to corporate performance, advancement of our strategic objectives and other factors relating to his performance during the year. In addition, the Committee establishes CEO individual objectives and targets for the upcoming fiscal year.

ROLE OF INDEPENDENT COMPENSATION CONSULTANT

The Committee is specifically authorized in its charter to retain external legal, accounting, or other advisors and consultants. Frederic W. Cook & Co., Inc. (“FW Cook”), our independent compensation consultant, assisted with the following tasks in Fiscal 2016:

●	provided assistance with a review of our long-term incentive programs and the competitiveness of our grant practices;
●	prepared annual analyses on the competitiveness of target compensation for our CEO, other NEOs and our non-employee directors and aggregate company share usage, dilution and fair value transfer;
●	provided advice to the Committee on executive compensation trends and regulatory developments; and
●	conducted annual peer group review.

Compensation Consultant Independence Assessment

FW Cook was retained directly by the Committee, performed no other services for us in Fiscal 2016, and worked with management only under the direction of the Committee chair. The Committee has assessed the independence of FW Cook pursuant to the New York Stock Exchange listing standards and SEC rules and is not aware of any conflict of interest that would prevent FW Cook from providing independent advice to the Committee.

ROLE OF MANAGEMENT

Generally, our CEO and Executive Vice President, Human Resources work with internal resources and FW Cook to design compensation and benefit programs applicable to our executives, recommend amendments to existing compensation and benefit programs, prepare necessary briefing materials for the Committee’s review as part of its decision-making process and implement Committee decisions.

In addition, our CEO provides his recommendations to the Committee on compensation actions for all executive officers, other than himself. Our CEO also discusses with the Committee his assessment of the performance of our executive officers and any other factors that he believes the Committee should consider in making compensation decisions.

COMPENSATION DISCUSSION AND ANALYSIS

ROLE OF OUR SHAREHOLDERS

Management and the Committee consider the views of our shareholders in the development of our compensation programs. We review the results of our annual “say-on-pay” vote, as well as feedback received directly in connection with shareholder outreach. We have historically received significant support for our executive compensation program, as indicated by our voting results (98% and 97% in 2015 and 2014, respectively). In 2016, in advance of our say-on-pay vote on Fiscal 2015 compensation, our Board of Directors initiated an outreach program with our shareholders. Through this dialogue with our shareholders, we learned that there was broad shareholder appreciation for the challenges facing our industry and the cyclical nature of our business. Despite our most recent voting results (71% in 2016), shareholders generally expressed support for our compensation program and our emphasis on performance-based pay. Due to the pending merger with Komatsu, the Committee has not conducted further shareholder outreach in response to the say-on-pay vote from the 2016 annual meeting.

SETTING TARGET LEVELS OF TOTAL DIRECT COMPENSATION

The Committee establishes target levels of total direct compensation for our executive officers at its first meeting of the applicable fiscal year, which is normally held in early December. The Committee’s general goal is to position target total direct compensation, on average, at the median of the peer group for our NEOs. However, target total direct compensation for each NEO may be set above or below median based on a variety of factors, including time in position, sustained performance over time, readiness for promotion to a higher level, and skill set and experience relative to external market counterparts.

After the target total direct compensation levels are established, the Committee considers the weight of each principal component of compensation as a percentage of target total direct compensation. The Committee establishes the awards and applicable performance goals for the performance-based components based on information provided by management and in consideration of the annual budget and long-term strategic plan approved by the Board of Directors. Grants of annual equity based awards are also made at this meeting. Notwithstanding the pending merger with Komatsu, the Committee maintained this process and established target levels for Fiscal 2017 compensation at its December 2016 meeting.

In setting target levels of compensation, our executive compensation program takes into account marketplace compensation for executive talent, internal equity with other employees, past practices, business and individual results, and the talents, skills, and experience of our individual executive officers. With respect to our CEO, the Committee reviews salary adjustments and incentive plan payouts for the most recently concluded one- and three-year performance periods. The Committee then determines targets for the upcoming one- and three-year performance periods based upon benchmarking studies for other chief executives within our peer group.

USE OF MARKET COMPENSATION DATA

The Committee reviews competitive market compensation data for our NEOs compared to similarly situated executives in a peer group. In selecting the peer group, the Committee considered publicly traded equipment manufacturing and related companies with reasonably comparable business operations, market capitalization and revenues. The peer group companies generally utilize similar business models and, like us, operate in highly competitive global markets.

Peer group composition is evaluated annually and changes are made as the Committee deems appropriate. For Fiscal 2016 pay decisions made in December 2015, the Committee made several adjustments to our peer group to better reflect our current size.

Removed:	Illinois Tool Works Inc.	Added:	Colfax Corporation
	Ingersoll-Rand plc		Kennametal Inc.
Oceaneering International, Inc.
Superior Energy Services, Inc.

Our Fiscal 2016 peer group consisted of the 16 companies listed below.

●	AGCO Corporation
●	Cameron International Corporation
●	Colfax Corporation
●	Crane Co.
●	Dover Corporation
●	Flowserve Corporation
●	Harsco Corporation
●	Kennametal Inc.
●	The Manitowoc Company, Inc.
●	Oceaneering International, Inc.
●	Oshkosh Corporation
●	Pentair plc
●	Superior Energy Services, Inc.
●	Terex Corporation
●	The Timken Company
●	Trinity Industries, Inc.

In addition to reviewing peer group data, the Committee reviews third party survey data from Aon Hewitt and the Hay Group in order to obtain additional insight into market compensation practices. The identity of the companies comprising the survey data is not disclosed to, or considered by, the Committee in its decision-making process.

Although benchmarking is a significant tool used by the Committee to assess market competitiveness, the Committee also takes into account that we are the only large, independent public company in the United States engaged solely in manufacturing and servicing equipment for the mining industry. Accordingly, cyclical fluctuations in the mining

COMPENSATION DISCUSSION AND ANALYSIS

industry due to commodity price volatility, competitive pressures or economic factors may cause our results for any particular period to differ significantly from those of some or all of the other manufacturing companies included in our peer group. Our unique operating environment is a consideration in certain compensation decisions, including the decision to grant the Retention Awards in Fiscal 2016.

RISK ASSESSMENT

The Committee annually evaluates our compensation practices for potential risks. We do not believe that our compensation policies or practices present risks that may have a material adverse effect on our business, results of operations, or liquidity.

OTHER EXECUTIVE COMPENSATION PRACTICES, POLICIES AND CONSIDERATIONS

EXECUTIVE STOCK OWNERSHIP GUIDELINES

Our executive officers are subject to stock ownership guidelines limiting their ability to sell our common stock unless they have satisfied our ownership requirements.

Market Value of Shares
Mr. Doheny	5x base salary
Mr. Sullivan, Mr. Major and Mr. Maritz	2.5x base salary
Mr. Salditt	1.5x base salary

Unless these ownership levels are satisfied, at the time a trade is executed, our CEO and other executive officers are required to retain shares of our common stock having a market value at least equal to 50% and 25%, respectively, of pre-tax compensation realized upon payment of any stock-settled performance share awards, exercise of any stock options or settlement of any restricted stock units.

INSIDER TRADING POLICY RESTRICTIONS ON HEDGING

Our insider trading policy, which prohibits trading in our securities on the basis of material non-public information, also restricts certain types of activities that could be used to hedge or offset the value of a decline in the trading price of our securities. These restrictions include prohibiting our officers, employees and directors, as well as their family members, from buying, selling or writing call or put options on any of our securities at any time and also prohibits “short” sales.

EFFECT OF PAST GRANTS

Although the Committee annually monitors amounts realizable from prior compensation, such prior option or stock awards, to date such prior compensation has not been given significant consideration in the Committee’s decisions setting other elements of compensation, such as retirement benefits.

CLAWBACK POLICY

Our Board of Directors adopted a Compensation Recovery Policy, effective December 1, 2015, under which we will seek to recover cash and equity-based incentive compensation from current or former executive officers and employees if we are required to restate any of our previously issued financial statements due to material non-compliance with any financial reporting requirement under the federal securities laws. This policy requires us, in most circumstances, to obtain reimbursement of compensation that is granted, earned or vested based on achievement of financial reporting measures in the three years preceding the date a restatement becomes required. Our equity award agreements have contained “clawback” provisions similar to those set forth in our policy since Fiscal 2011.

ACCOUNTING AND SHARE DILUTION CONSIDERATIONS

We consider the accounting and disclosure rules associated with various forms of compensation, as well as the share dilution and cash flow considerations associated with each component of our compensation program. The Committee seeks to implement plans and policies that maximize financial efficiency and avoid unnecessary or excessive share dilution. Each year, we engage FW Cook to conduct a study of the competitive share usage and dilution levels and the aggregate economic costs associated with our long-term incentive compensation. The Committee considers this analysis when setting an annual budget for equity-based awards. This analysis was a key factor in the Committee’s decision to model Fiscal 2016 target equity awards using an assumed stock price that was 80% higher than our stock price on the date of grant.

COMPENSATION DISCUSSION AND ANALYSIS

TAX CONSIDERATIONS

Under Section 162(m) of the Internal Revenue Code, we may not be able to deduct compensation in excess of $1 million that is paid in one year to “covered employees” which are our CEO and three other most highly compensated executive officers (other than our Chief Financial Officer). Section 162(m) provides exemptions for compensation that qualifies as “performance-based compensation” or is paid after the executive leaves our employment. The Committee considers the deductibility of executive compensation when evaluating components of our compensation programs in the context of the Committee’s broader compensation objectives, but may determine to award non-deductible compensation based on its consideration of factors other than deductibility.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO REALIZED COMPENSATION

The following supplemental table summarizes the compensation that our named executive officers actually realized in Fiscal 2014-2016. The amounts reflected in this table differ substantially from “Total Compensation” disclosed in the Summary Compensation Table by reporting the value realized each year from previously awarded equity compensation, rather than the grant date fair value of awards granted during each year, and excluding the amounts under “Change in Pension Value and Nonqualified Deferred Compensation Earnings” and “All Other Compensation.” The amounts reported in this table and in the charts below should not be considered a substitute for the Summary Compensation Table, which is calculated using accounting and actuarial assumptions required by SEC rules. In addition, the amounts reported in the table do not reflect potential compensation that our NEOs may realize based on the future performance of our common stock. For information regarding potential future compensation of our named executive officers, refer to Outstanding Equity Awards at Fiscal Year-End 2016 on page 34, Pension Benefits as of Fiscal 2016 on page 35, Nonqualified Deferred Compensation During Fiscal 2016 on page 37, and Potential Payments Upon Termination or Change-in-Control at Fiscal 2016 Year-End on page 38.

2016 Realized Compensation

		Cash Compensation		Equity Compensation (2)
Named Executive Officer	Year	Base Salary	Short-term Incentives (1)	Performance Share Award Payout	Stock Option Exercises	RSU Payout	Total Realized Compensation
Mr. Doheny	2016	$973,350	$486,675	$0	—	$247,705	$1,707,730
	2015	$983,155	$0	$0	—	$330,613	$1,313,768
	2014	$939,635	$1,032,425	$199,897	—	$190,575	$2,362,532
Mr. Sullivan	2016	$562,380	$196,833	$0	—	$149,529	$908,742
	2015	$570,045	$0	$0	—	$90,373	$660,418
	2014	$553,423	$425,652	—	—	—	$979,075
Mr. Major	2016	$483,070	$144,921	$0	—	$60,649	$688,640
	2015	$489,654	$0	$0	—	$168,110	$657,764
	2014	$475,327	$313,359	$124,380	$104,436	$232,102	$1,249,604
Mr. Maritz	2016	$382,130	$114,639	$0	—	$42,233	$539,002
	2015	$387,338	$0	$0	—	$129,469	$516,807
	2014	$355,942	$234,399	$66,632	—	$117,143	$774,116
Mr. Salditt	2016	$613,077	$214,577	$0	—	$52,136	$879,790

(1)	Short-term incentives consist of non-equity incentive plan compensation and additional discretionary bonuses, if any, awarded by the Committee, each as reported in the Summary Compensation Table.

(2)	Reflects aggregate amounts realized from payout of performance share awards, the exercise of stock options and vesting of restricted stock units, including additional restricted stock units received in lieu of dividends since the date of grant. Performance share awards for a given period are paid out in the fiscal year following the end of the award cycle. There was no performance share award payout in Fiscal 2016 for the Fiscal 2013-2015 performance cycle, nor in Fiscal 2015 for the Fiscal 2012-2014 performance cycle. The performance share award payout in Fiscal 2014 was for the Fiscal 2011-2013 performance cycle and was settled in shares of common stock. Restricted stock units that vested in Fiscal 2016 were awarded in Fiscal 2011-2015. Restricted stock units that vested in Fiscal 2015 were awarded in Fiscal 2010-2012 and also in Fiscal 2014. Restricted stock units that vested in Fiscal 2014 were awarded in Fiscal 2009-2011.

EXECUTIVE COMPENSATION TABLES

EXECUTIVE COMPENSATION TABLES

SUMMARY COMPENSATION TABLE

Name and principal position held at the end of Fiscal 2016	Year	Salary	Bonus (1)	Stock awards (2)	Option awards (2)	Non-equity incentive plan compensation (3)	Change in pension value and nonqualified deferred compensation earnings (4)	All other compensation (5)	Total ($)
Edward L. Doheny II President and Chief Executive Officer	2016	$973,350	—	$2,746,910	$1,687,320	$486,675	—	$128,749	$6,023,004
	2015	$983,155	—	$3,063,718	$1,168,120	$0	—	$216,036	$5,431,029
	2014	$939,635	—	$1,631,655	$763,884	$1,032,425	—	$167,035	$4,534,634
James M. Sullivan Executive Vice President and Chief Financial Officer	2016	$562,380	—	$907,832	$579,880	$196,833	—	$90,016	$2,336,941
	2015	$570,045	—	$921,082	$350,320	$0	—	$117,531	$1,958,978
	2014	$553,423	—	$543,885	$254,628	$425,652	—	$87,372	$1,864,960
Sean D. Major Executive Vice President, General Counsel and Secretary	2016	$483,070	—	$571,335	$334,848	$144,921	—	$79,758	$1,613,932
	2015	$489,654	—	$620,381	$235,480	$0	—	$98,925	$1,444,440
	2014	$475,327	—	$441,636	$205,760	$313,359	—	$81,190	$1,517,272
Johannes S. Maritz Executive Vice President, Human Resources	2016	$382,130	—	$455,860	$265,088	$114,639	$100,885	$49,925	$1,368,527
	2015	$387,338	—	$489,582	$186,760	$0	$81,169	$118,631	$1,263,480
	2014	$355,942	—	$382,503	$177,468	$234,399	$74,302	$99,793	$1,324,407
Peter B. Salditt President Underground and Hard Rock Mining	2016	$613,077	—	$303,375	$289,940	$214,577	—	$57,425	$1,478,394

(1)	The amounts shown in this column represent bonuses paid at the discretion of the Human Resources and Nominating Committee of our Board of Directors, over and above amounts earned through satisfaction of the performance measures in our annual cash incentive plan. No such bonuses were paid to the named executive officers for the periods presented.

(2)	Stock awards consist of performance share awards and restricted stock unit awards. The amounts reflected in the stock and option awards columns and corresponding disclosure in the total compensation column reflect the aggregate grant date fair value of stock and option awards we granted in Fiscal 2016, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation-Stock Compensation” (“FASB ASC Topic 718”). Amounts reported for performance share awards granted in Fiscal 2016 assume payout of performance shares at target levels. All assumptions made in the valuation of stock awards and option awards for financial statement reporting purposes in accordance with FASB ASC Topic 718 are discussed in Note 14, Share-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 28, 2016.

(3)	All amounts shown represent earnings for services performed during the fiscal year under our annual cash incentive plan described beginning on page 21. None of the named executive officers had any earnings on outstanding awards for any prior fiscal years.

(4)	All amounts reported relate to aggregate changes in pension value.

(5)	We provide our named executive officers with certain additional compensation, which is reflected in the All Other Compensation Table below.

EXECUTIVE COMPENSATION TABLES

ALL OTHER COMPENSATION

Executive Officer		Perquisites (A)	Tax Reimbursement	Company Contributions to Defined Contribution Plans (B)	Total “All Other Compensation”
Mr. Doheny	2016	$47,853	—	$80,896	$128,749
	2015	$60,679	—	$155,357	$216,036
	2014	$61,226	$223	$105,586	$167,035
Mr. Sullivan	2016	$43,346	—	$46,670	$90,016
	2015	$39,448	—	$78,083	$117,531
	2014	$22,647	—	$64,725	$87,372
Mr. Major	2016	$39,664	—	$40,094	$79,758
	2015	$35,575	—	$63,350	$98,925
	2014	$29,581	—	$51,609	$81,190
Mr. Maritz	2016	$18,219	—	$31,706	$49,925
	2015	$17,956	—	$100,675	$118,631
	2014	$19,688	—	$80,105	$99,793
Mr. Salditt	2016	$13,302	—	$44,123	$57,425

(A)	See the Perquisites Table below for additional information regarding the identification and quantification of perquisites and personal benefits received by our named executive officers.

Perquisites

Executive Officer		Car Expense	Personal Use of Airplane (i)	Club Dues	Relocation Expense	Other (ii)	Total Perquisites
Mr. Doheny	2016	$25,296	—	$14,557	—	$8,000	$47,853
	2015	$23,145	—	$28,064	—	$9,470	$60,679
	2014	$22,684	$9,735	$15,942	—	$12,865	$61,226
Mr. Sullivan	2016	$19,430	—	$22,616	—	$1,300	$43,346
	2015	$26,440	—	$11,808	—	$1,200	$39,448
	2014	$9,850	—	$11,597	—	$1,200	$22,647
Mr. Major	2016	$30,265	—	$7,199	—	$2,200	$39,664
	2015	$28,481	—	$7,094	—	—	$35,575
	2014	$28,481	—	—	—	$1,100	$29,581
Mr. Maritz	2016	$16,869	—	—	—	$1,350	$18,219
	2015	$16,931	—	—	—	$1,025	$17,956
	2014	$18,263	—	—	—	$1,425	$19,688
Mr. Salditt	2016	$13,302	—	—	—	—	$13,302

(i)	Prior to March 2015 we owned a corporate aircraft which was used primarily for business purposes. The amount reported reflects our aggregate incremental cost for limited personal use of the aircraft before it was sold. The aggregate incremental cost to us of use of our corporate aircraft was determined on a per flight basis based on the amounts we were invoiced by our aircraft management services provider, and included the cost of fuel, landing fees, in-flight meals and crew expenses. Because our aircraft was used principally for business travel, the calculation did not include fixed costs that did not change based on usage. Prior to the sale of the aircraft, a spouse or other guest of a named executive officer from time to time flew on our aircraft when it was already scheduled for business purposes and had room to accommodate additional passengers. We incurred no incremental operating cost from the travel of those guests.

(ii)	This column reports amounts reimbursed for payment of financial planning and tax preparation, and physical examinations.

EXECUTIVE COMPENSATION TABLES

(B)	Company contributions to defined contribution plans consist of (i) fixed and matching contributions to the Retirement Savings Plan, our tax-qualified defined contribution retirement plan, (ii) fixed and matching contributions to the Nonqualified Deferred Compensation Plan on compensation in excess of limits imposed by the Internal Revenue Code, and (iii) if eligible, for years prior to Fiscal 2016, individual replacement contributions to the Retirement Savings Plan and Nonqualified Deferred Compensation Plan for participants in the Joy Global Pension Plan that are designed to offset the estimated effect of the May 2012 freeze in benefits under the Joy Global Pension Plan.

Mr. Maritz is the only named executive officer who participates in the Joy Global Pension Plan and, as a result, is the only named executive officer who has received individual replacement contributions in the years reported. Messrs. Doheny, Sullivan, Major and Salditt were hired after the Joy Global Pension Plan was closed to new participants.

The Joy Global Retirement Savings Plan is discussed under Pension Benefits as of Fiscal 2016, beginning on page 36. The Nonqualified Deferred Compensation Plan is discussed under Nonqualified Deferred Compensation During Fiscal 2016 on page 37.

The amount reflected for Fiscal 2016 for Mr. Doheny consists of $13,250 in company contributions and $8,126 in matching contributions to his Retirement Savings Plan account and $59,520 in company contributions to his Nonqualified Deferred Compensation Plan account. The amount reflected for Fiscal 2015 for Mr. Doheny consists of $11,761 in company contributions and $7,725 in matching contributions to his Retirement Savings Plan account and $135,871 in company contributions to his Nonqualified Deferred Compensation Plan account. The amount reflected for Fiscal 2014 for Mr. Doheny consists of $13,000 in company contributions and $7,674 in matching contributions to his Retirement Savings Plan account and $84,912 in company contributions to his Nonqualified Deferred Compensation Plan account.

The amount reflected for Fiscal 2016 for Mr. Sullivan consists of $13,250 in company contributions and $7,950 in matching contributions to his Retirement Savings Plan account and $25,470 in company contributions to his Nonqualified Deferred Compensation Plan account. The amount reflected for Fiscal 2015 for Mr. Sullivan consists of $13,250 in company contributions and $7,950 in matching contributions to his Retirement Savings Plan account and $56,883 in company contributions to his Nonqualified Deferred Compensation Plan account. The amount reflected for Fiscal 2014 for Mr. Sullivan consists of $13,000 in company contributions and $7,800 in matching contributions to his Retirement Savings Plan account and $43,925 in company contributions to his Nonqualified Deferred Compensation Plan account.

The amount reflected for Fiscal 2016 for Mr. Major consists of $13,250 in company contributions and $7,955 in matching contributions to his Retirement Savings Plan account and $18,889 in company contributions to his Nonqualified Deferred Compensation Plan account. The amount reflected for Fiscal 2015 for Mr. Major consists of $13,250 in company contributions and $8,354 in matching contributions to his Retirement Savings Plan account and $41,746 in company contributions to his Nonqualified Deferred Compensation Plan account. The amount reflected for Fiscal 2014 for Mr. Major consists of $12,055 in company contributions and $7,624 in matching contributions to his Retirement Savings Plan account and $31,930 in company contributions to his Nonqualified Deferred Compensation Plan account.

The amount reflected for Fiscal 2016 for Mr. Maritz consists of $13,250 in company contributions and $7,944 in matching contributions to his Retirement Savings Plan account and $10,512 in company contributions to his Nonqualified Deferred Compensation Plan account. The amount reflected for Fiscal 2015 for Mr. Maritz consists of $13,250 in company contributions, $8,008 in matching contributions and $13,700 in individual replacement contributions to his Retirement Savings Plan account, and $26,361 in company contributions and $39,356 in individual replacement contributions to his Nonqualified Deferred Compensation Plan account. The amount reflected for Fiscal 2014 for Mr. Maritz consists of $13,000 in company contributions, $7,648 in matching contributions and $13,100 in individual replacement contributions to his Retirement Savings Plan account, and $17,180 in company contributions and $29,177 in individual replacement contributions to his Nonqualified Deferred Compensation Plan account.

The amount reflected for Fiscal 2016 for Mr. Salditt consists of $13,250 in company contributions and $7,950 in matching contributions to his Retirement Savings Plan account and $22,923 in company contributions to his Nonqualified Deferred Compensation Plan account.

EXECUTIVE COMPENSATION TABLES

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2016

			Estimated possible payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards (1)
Name		Grant date	Threshold	Target	Maximum	Threshold	Minimum	Target	Maximum	All other stock awards; number of shares of stock or units	All other options; number of securities underlying options	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Mr. Doheny	Cash		—	$973,350	$1,946,700
	Perf. Award	12/7/2015				18,250	36,500	73,000	109,500				$881,840
	RSU (2)	12/7/2015								73,000			$889,870
	RSU (3)	12/7/2015								80,000			$975,200
	NQO	12/7/2015									387,000	$12.19	$1,687,320
Mr. Sullivan	Cash		—	$393,666	$787,332
	Perf. Award	12/7/2015				6,275	12,550	25,100	37,650				$303,208
	RSU (2)	12/7/2015								25,100			$305,969
	RSU (3)	12/7/2015								24,500			$298,655
	NQO	12/7/2015									133,000	$12.19	$579,880
Mr. Major	Cash		—	$289,842	$579,684
	Perf. Award	12/7/2015				3,625	7,250	14,500	21,750				$175,160
	RSU (2)	12/7/2015								14,500			$176,755
	RSU (3)	12/7/2015								18,000			$219,420
	NQO	12/7/2015									76,800	$12.19	$334,848
Mr. Maritz	Cash		—	$229,278	$458,556
	Perf. Award	12/7/2015				2,875	5,750	11,500	17,250				$138,920
	RSU (2)	12/7/2015								11,500			$140,185
	RSU (3)	12/7/2015								14,500			$176,755
	NQO	12/7/2015									60,800	$12.19	$265,088
Mr. Salditt	Cash		—	$429,154	$858,308
	Perf. Award	12/7/2015				3,125	6,250	12,500	18,750				$151,000
	RSU (2)	12/7/2015								12,500			$152,375
	NQO	12/7/2015									66,500	$12.19	$289,940

(1)	Performance share awards that have a three-year award cycle.

(2)	Restricted stock unit awards that vest in thirds on the first, second, and third anniversary of the grant date.

(3)	Retention Awards consisting of restricted stock units that vest equally on the second and third anniversary of the grant date.

EXECUTIVE COMPENSATION TABLES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2016

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable (1)	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested (2)	Market value of shares or units of stock that have not vested (3)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (4)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested (5)
Mr. Doheny	21,666	—		$21.69	12/8/2018
	13,333	—		$52.81	12/7/2019
	14,000	—		$80.50	12/6/2020
	10,000	—		$89.65	12/5/2021
	20,000	—		$66.03	11/1/2022
	20,000	—		$56.18	12/3/2022
	20,000	—		$62.13	3/16/2023
	39,600	19,800		$55.41	12/2/2023
	33,567	67,133		$50.31	12/2/2024
	—	387,000		$12.19	12/7/2025	180,606	$5,033,489	30,900	$861,183
Mr. Sullivan	20,000	—		$56.12	10/1/2022
	12,000	—		$56.18	12/3/2022
	13,200	6,600		$55.41	12/2/2023
	10,067	20,133		$50.31	12/2/2024
	—	133,000		$12.19	12/7/2025	60,025	$1,672,897	10,075	$280,790
Mr. Major	9,000	—		$80.50	12/6/2020
	6,500	—		$89.65	12/5/2021
	10,000	—		$56.18	12/3/2022
	10,667	5,333		$55.41	12/2/2023
	6,767	13,533		$50.31	12/2/2024
	—	76,800		$12.19	12/7/2025	38,343	$1,068,619	6,200	$172,794
Mr. Maritz	2,666	—		$52.81	12/7/2019
	5,000	—		$80.50	12/6/2020
	3,000	—		$89.65	12/5/2021
	7,500	—		$56.18	12/3/2022
	9,200	4,600		$55.41	12/2/2023
	5,367	10,733		$50.31	12/2/2024
	—	60,500		$12.19	12/7/2025	30,351	$845,882	4,900	$136,563
Mr. Salditt	4,000	2,000		$58.54	8/1/2024
	4,767	9,533		$50.31	12/2/2024
	—	66,500		$12.19	12/7/2025	15,965	$444,945	11,745	$327,333

EXECUTIVE COMPENSATION TABLES

(1)	The unexercisable options shown above vest on the following schedule:

Option expiration date shown above	Vesting of options currently unexercisable
12/2/2023	All became vested on December 2, 2016
12/2/2024	One half on December 2 in each of 2016 and 2017
12/7/2025	One third on December 7 in each of 2016, 2017 and 2018

(2)	All amounts shown in this column represent restricted stock units, including additional restricted stock units earned in-kind in lieu of dividends, at the same dividend rate as outstanding shares of our common stock.

(3)	Calculated using the closing price of the common stock on October 28, 2016, the last day of our 2016 fiscal year.

(4)	Amounts in this column represent performance share awards granted in Fiscal 2014, Fiscal 2015, and Fiscal 2016. These performance share awards have a three-year cycle.

Performance share awards for the continuing NEOs’ Fiscal 2014 grants are shown at their actual payout level of 0%, which was determined in December 2016, and their performance share awards granted in Fiscal 2015 and Fiscal 2016 are shown at an assumed payout level of 25%, which is the threshold level for a payout of such awards.

Mr. Salditt was appointed as an executive officer in early Fiscal 2016. Accordingly, the amounts reported for Mr. Salditt reflect the actual 103% payout for performance share awards granted to non-executive officers in Fiscal 2014 and assumed payout levels of 150% of targeted payout for Fiscal 2015 and 25% of targeted payout for Fiscal 2016, which represent the payout levels for achievement of maximum performance by non-executive officers in Fiscal 2015 and threshold performance for executive officers for Fiscal 2016.

See Potential Payments Upon Termination or Change-in-Control at Fiscal Year-End for information regarding the potential payments under these awards upon termination or a change-in-control.

(5)	These values are calculated using the closing price of the common stock on October 28, 2016, the last day of our 2016 fiscal year, based on the number of performance shares calculated using the assumptions set forth in Footnote 4 above.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2016

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)	Number of shares acquired on vesting (#) (2)	Value realized on vesting ($)
Mr. Doheny	—	—	17,092	$247,705
Mr. Sullivan	—	—	7,298	$149,529
Mr. Major	—	—	4,627	$60,649
Mr. Maritz	—	—	3,183	$42,233
Mr. Salditt	—	—	2,403	$52,136

(1)	Value realized on exercise of stock options is calculated based on the actual sale price of the common stock previously underlying such options on the date of exercise.

(2)	Represents restricted stock units, including accompanying units paid in lieu of dividends on restricted stock units that vested in Fiscal 2016.

PENSION BENEFITS AS OF FISCAL 2016

Name (1)	Plan name	Number of years of credited service	Present value of accumulated benefit	Payments during last fiscal year
Mr. Doheny	—	—	—	—
Mr. Sullivan	—	—	—	—
Mr. Major	—	—	—	—
Mr. Maritz	Joy Global Pension Plan	9.8	$627,385	—
	Joy Global Supplemental Pension Plan	9.8	$163,444	—
Mr. Salditt	—	—	—	—

(1)	Messrs. Doheny, Sullivan, Major and Salditt, do not participate in the Joy Global Pension Plan or the Joy Global Supplemental Pension Plan, as each was hired after May 1, 2005, the date on which the pension plans closed to new employees.

EXECUTIVE COMPENSATION TABLES

MATERIAL TERMS OF THE PLANS

Joy Global Pension Plan. Named executive officers who began their employment with us prior to May 1, 2005 participate in the Joy Global Pension Plan, which is a broad-based defined benefit plan qualified under the Internal Revenue Code. Benefit accruals under this plan for salaried and nonbargaining hourly participants were frozen on May 1, 2012. This plan entitles certain employees with at least five years of service, including participating named executive officers, to receive monthly payments equal to a percentage of the employee’s average monthly salary and bonus (including amounts shown as non-equity incentive compensation in the Summary Compensation Table) over the highest 60 consecutive calendar month period during the last 120 consecutive calendar months of service ending April 30, 2012. The monthly accrued benefit is calculated as final average earnings multiplied by a percentage, which is the sum of age based percentages defined by the plan. This result is multiplied by years of benefit service at termination divided by projected years of benefit service at the plan’s normal retirement date. The normal retirement age under the plan is 65.

Joy Global Supplemental Pension Plan. This non-qualified plan is structured to provide our eligible executives (and other employees with eligible compensation exceeding the annual limits on tax-qualified plans) with a retirement benefit equal to what they would have received if the tax-qualified Joy Global Pension Plan did not reflect the annual income limits imposed under U.S. federal tax regulations. This plan has the same requirements regarding eligibility for participation and retirement as the Joy Global Pension Plan, and was similarly frozen on May 1, 2012. When such contributions were suspended, employees who had previously participated in the Joy Global Supplemental Pension Plan received individual replacement contributions to the Retirement Savings Plan, as discussed below. To the extent contributions to the Retirement Savings Plan exceed limits for tax-qualified plans, those employees were permitted to participate in the Nonqualified Deferred Compensation Plan so that the annual compensation limits imposed on tax-qualified plans under the Internal Revenue Code do not reduce the overall retirement plan benefits.

Joy Global Retirement Savings Plan. Prior to May 1, 2012 all non-union employees, including executive officers, hired on or after May 1, 2005 participated in the Retirement Savings Plan. Following our freeze of the accrual of benefits under the Joy Global Pension Plan on May 1, 2012, all non-union employees, including executive officers, participate in the Joy Global Retirement Saving Plan regardless of their date of hire.

We contribute a fixed amount to each participating employee’s plan account equal to five percent (5%) of the employee’s eligible compensation and a matching amount equal to fifty percent (50%) on the first six percent (6%) of eligible compensation an employee contributes. All company provided contributions after May 1, 2012 are immediately vested in full, while employee accounts for company-provided fixed contributions made prior to May 1, 2012 became fully vested after three years of service.

Salaried and non-bargained employees participating in the Joy Global Pension Plan at the time it was frozen, including our named executive officers, received, if eligible, individual replacement contributions to the Retirement Savings Plan that were designed to offset the effect of the freeze. Individual replacement contributions consist of the percentage of each employee’s eligible compensation that, in combination with the five percent (5%) fixed contributions and the employee’s retirement benefit under the Joy Global Pension Plan on May 1, 2012, was projected to provide approximately equivalent value at retirement as his or her benefit under the Joy Global Pension Plan was projected to provide had the accrual of future benefits under such plan not been frozen.

In March 2015, we announced a suspension of individual replacement contributions for the 2015 plan year and therefore no contributions were made in Fiscal 2016. We are not obligated to resume making individual replacement contributions and these contributions may remain suspended or be eliminated in the future.

YEARS OF SERVICE

The Joy Global Pension Plan does not currently allow us the discretion to grant extra years of credited service to participating employees. Under the Joy Global Supplemental Pension Plan, our general policy is to grant extra years of credited service only where justified by special circumstances. Mr. Maritz is our only named executive officer participating in the Joy Global Supplemental Pension Plan and he has not been granted extra years of credited service.

VALUATION METHOD AND MATERIAL ASSUMPTIONS

Please see Note 16, Retiree Benefits, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 28, 2016 for a discussion of the pension obligation valuation method underlying the amounts shown above and all material assumptions applied in quantifying the present value of the current accrued benefit.

EXECUTIVE COMPENSATION TABLES

NONQUALIFIED DEFERRED COMPENSATION DURING FISCAL 2016

Name	Executive contributions in last FY (1)	Registrant contributions in last FY (2)	Aggregate earnings in last FY (3)	Aggregate withdrawals/ distributions	Aggregate balance at last FYE
Mr. Doheny	$18,718	$59,520	$194,966	$0	$1,341,705
Mr. Sullivan	$0	$25,470	$2,074	$0	$135,802
Mr. Major	$0	$18,889	$1,915	$0	$517,069
Mr. Maritz	$0	$10,512	$7,290	$0	$174,571
Mr. Salditt	$0	$22,923	$3,624	$0	$41,058

(1)	The amount reported for Mr. Doheny represents voluntary deferrals into the Non-Qualified Deferred Compensation Plan.

(2)	The amounts shown as registrant contributions relate to the respective named executive officer’s participation in the Nonqualified Deferred Compensation Plan described below. Company contributions in the last fiscal year to the Nonqualified Deferred Compensation Plan are reported in the Summary Compensation Table in the All other compensation column.

(3)	Aggregate earnings for Mr. Doheny represent the increase in the value of his deferred stock units during Fiscal 2016 and the performance of investments he selected under the Nonqualified Deferred Compensation Plan described below. The aggregate earnings for Messrs. Sullivan, Major, Maritz and Salditt are based on the performance of the investments selected by each executive officer under the Nonqualified Deferred Compensation Plan described below. The value of earnings attributable to deferred stock units paid in lieu of dividends to Mr. Doheny is $588.

Earnings reported in this column were not earned at a preferential rate and accordingly are not reported as Fiscal 2016 compensation in the Summary Compensation Table.

DESCRIPTION OF NONQUALIFIED DEFERRED COMPENSATION ARRANGEMENTS

We maintain the Nonqualified Deferred Compensation Plan for certain non-union employees, including executive officers, regardless of date of hire. The Nonqualified Deferred Compensation Plan provides fixed, matching, and, if applicable, individual replacement contributions based on eligible compensation that exceeds limits on compensation that are set annually by the Internal Revenue Code. Eligible employees are permitted to defer portions of their compensation on a voluntary basis through the Nonqualified Deferred Compensation Plan, which permits deferral of 1% to 50% of annual base salary and 1% to 100% of annual bonus.

Eligible employees receive contributions equal to 8% of compensation exceeding limits imposed by the Internal Revenue Code in order to mimic fixed and matching contributions made on earnings below such limits. Prior to the suspension of individual replacement contributions in March 2015, if applicable, eligible employees could receive individual replacement contributions, as discussed above, based on compensation exceeding limits imposed by the Internal Revenue Code in order to mimic individual replacement contributions made on earnings below such limits.

Amounts earned on an employee’s plan account depend on the investment choice made by the employee, who selects from similar investment options available under the Retirement Savings Plan. As with the Retirement Savings Plan, the employee may change his or her investment choice as often as he or she may choose. The Nonqualified Deferred Compensation Plan provides for varying distribution options, including lump sum or annual installment payments over 5, 10, or 15 years. The payment commencement date varies and occurs either as soon as administratively possible following death or disability or 180 days after separation from service. The payment commencement date is delayed by 5 years if an employee changes his or her initial distribution election. Since May 1, 2012, contributions are immediately vested.

EXECUTIVE COMPENSATION TABLES

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL AT FISCAL 2016 YEAR-END

Name	Death or Disability (1), (2)	Retirement (2), (3)	Involuntary Termination Without Cause (2), (3)	Change of Control Merger Agreement (4), (5), (6)	Change of Control General (5), (6), (7)
Mr. Doheny
Severance	—	—	—	$6,813,450	$6,813,450
Welfare Benefits	—	—	—	$75,125	$75,125
Outplacement Services	—	—	—	$50,000	$50,000
Accelerated Equity Value	$11,506,229	$404,579	$404,579	$14,843,600	$13,371,196
Total	$11,506,229	$404,579	$404,579	$21,782,175	$20,309,771
Mr. Sullivan (8)
Severance	—	—	$562,380	$2,305,758	$2,305,758
Welfare Benefits	—	—	—	$46,160	$46,160
Outplacement Services	—	—	—	$50,000	$50,000
Accelerated Equity Value	$3,887,235	$128,899	$128,899	$4,981,828	$4,528,478
Total	$3,887,235	$128,899	$691,279	$7,383,746	$6,930,396
Mr. Major
Severance	—	—	—	$1,835,666	$1,835,666
Welfare Benefits	—	—	—	$45,402	$45,402
Outplacement Services	—	—	—	$50,000	$50,000
Accelerated Equity Value	$2,354,363	$81,520	$81,520	$3,024,195	$2,724,802
Total	$2,354,363	$81,520	$81,520	$4,955,263	$4,655,870
Mr. Maritz
Severance	—	—	—	$1,452,094	$1,452,094
Welfare Benefits	—	—	—	$30,447	$30,447
Outplacement Services	—	—	—	$50,000	$50,000
Accelerated Equity Value	1,863,560	$64,333	$64,333	$2,393,101	$2,157,356
Total	$1,863,560	$64,333	$64,333	$3,925,642	$3,689,897
Mr. Salditt
Severance	—	—	—	$2,521,500	$2,521,500
Welfare Benefits	—	—	—	$38,431	$38,431
Outplacement Services	—	—	—	$50,000	$50,000
Accelerated Equity Value	$1,715,130	$227,466	$227,466	$2,074,975	$2,053,704
Total	$1,715,130	$227,466	$227,466	$4,684,906	$4,663,635

(1)	In the event of a termination of employment due to death or disability, unvested stock options and restricted stock units are vested in full, and a pro rata number of performance share awards may be earned based on actual performance over the performance period.

(2)	Performance share awards reported in this table use the amounts that were used for purposes of calculating the outstanding value of performance share awards at fiscal year-end on page 34. For named executive officers other than Mr. Salditt, the, performance share awards reported in this table use the actual payout for performance share awards granted in Fiscal 2014, which was 0%, and assumed payout levels of 25% of targeted payout for performance share awards granted in Fiscal 2015 and Fiscal 2016, which represent the payout levels for achievement of threshold performance by our executive officers. Mr. Salditt was appointed as an executive officer in early Fiscal 2016. Accordingly, the amounts reported for Mr. Salditt reflect the actual 103% payout for performance share awards granted to non-executive officers in Fiscal 2014 and assumed payout levels of 150% of targeted payout for Fiscal 2015 and 25% of targeted payout for Fiscal 2016, which represent the payout levels for achievement of maximum performance by non-executive officers in Fiscal 2015 and threshold performance for executive officers for Fiscal 2016.

EXECUTIVE COMPENSATION TABLES

(3)	Other than at the discretion of the Human Resources and Nominating Committee exercised at the time of separation, an executive who is involuntarily terminated without cause or who retires will forfeit all unvested stock options and restricted stock units. A pro rata number of performance share awards may be paid out based on actual performance over the performance period.

(4)	Assumes (i) the completion of the Merger and (ii) the termination of employment of the named executive officers by the Company other than for “cause” or “good reason,” each as of October 28, 2016. Pursuant to the terms of the Merger Agreement, equity awards granted prior to the date of the Merger Agreement will become vested in full and cashed out in a lump sum at the effective time of the Merger, with outstanding performance share awards being paid out at 100% of the target number of shares set forth at the time of grant. No awards were granted to our named executive officers between the date of the Merger Agreement and October 28, 2016.

(5)	Payment of severance, welfare benefits and outplacement services requires both a “change of control” and within three years thereafter either a termination by the executive for “good reason” or by the Company without “cause.”

(6)	Any amounts payable upon a change of control would depend on the individual circumstances of each executive at the time a change of control occurs. The change of control employment agreements for our named executive officers provide for a reduction in payments if the executive would receive a greater net benefit by reducing the amount to a level that would eliminate any federal excise tax. Reported amounts for our named executive officers do not reflect application of this provision.

(7)	In the event of an involuntary termination without cause or a voluntary termination for good reason in connection with a change in control, the accelerated equity value reflects the value that would be received from the vesting of unvested stock options and restricted stock units and the payout of performance share awards at the higher of (i) the number of shares earned based on performance as of the date of the change in control, or (ii) the pro rata target number of shares subject to performance share awards, at levels assuming the application of discretion by the Committee to reduce payouts to the levels awarded to employees other than executive officers, as is consistent with its historic practice. Based on performance through Fiscal 2016, performance share awards granted to named executive officers other than Mr. Salditt would be earned at the same payout levels assumed in Footnote 2 above with respect to awards granted in Fiscal 2014 and Fiscal 2015, and at 100% of targeted payout for awards granted in Fiscal 2016. Based on performance through 2016, performance share awards granted to Mr. Salditt would be earned at 103% of targeted payout for awards granted in Fiscal 2014, 123% of targeted payout for awards granted in Fiscal 2015 and 100% of targeted payout for awards granted in Fiscal 2016.

(8)	If Mr. Sullivan is terminated without cause prior to the effective time of the Merger, he would receive 12 months of severance pursuant to the terms of his offer of employment.

Our change of control employment agreements and equity award agreements with our named executive officers define the termination events reflected in the table above as follows:

Change of Control. Any of the following would constitute a change of control under our change of control employment agreements and our equity award agreements:

●

any individual, entity, or group acquires beneficial ownership of 40% or more of either our outstanding shares of common stock or the combined voting power of our outstanding voting securities, subject to limited exceptions;

●

a majority of the Board no longer consists of our current directors and other directors whose election or nomination for election by our shareholders was approved by a vote of at least a majority of the current directors and other similarly approved directors;

●	we are party to a business combination transaction, subject to limited exceptions; or
●	our shareholders approve a complete liquidation or dissolution of the Company.

Good Reason. Any of the following would constitute termination by the executive for good reason under the change of control employment agreements we have with each of our named executive officers:

●	assignment of duties inconsistent with the executive’s current position, authority, duties, or responsibilities;
●	failure to pay the compensation called for by the particular change of control employment agreement or substantially altering employee benefits from those currently provided;
●	requiring relocation to an office at least 35 miles away, to a location other than our principal executive offices, or to travel substantially more on our business;
●	termination other than as permitted in the applicable change of control employment agreement; or
●	our successor’s failure to adhere to the terms of the applicable change of control employment agreement.

Other definitions. For the purposes of the table above, these terms have the following meanings:

●	“Disability” generally refers to a total and permanent incapacity of the executive to perform his or her duties.
●

“Cause” generally refers to: (A) willful and continued failure to perform employment duties in any material respect; (B) willfully engaging in illegal conduct or gross misconduct that materially harms us; or (C) conviction of, or a plea of guilty or no contest to, a felony (other than a traffic-related violation).

EXECUTIVE COMPENSATION TABLES

CHANGE OF CONTROL PAYMENTS

Change of Control Employment Agreements. We have entered into change of control employment agreements with each of our named executive officers. The agreements provide that, in the event of a “change of control” (as defined in the agreements and summarized above), termination of the executive’s employment during the three years following the change of control, either by the executive for good reason or by us without cause (as such terms are defined in the agreements and summarized above), we will pay the executive a lump sum equal to two times (three times in the case of the Chief Executive Officer) the sum of the executive’s base salary and annual bonus. In addition, we will provide the executive with outplacement services as well as medical insurance and other welfare benefits (including an offset for the effect of applicable taxes) for a period of two years (three years in the case of the Chief Executive Officer). We will also pay the executive accrued benefits as of the termination date, including a pro rata bonus, and compensate the executive for any issued stock options, performance share awards, or restricted stock unit awards, as described below. The change of control employment agreements also provide that, in the event the aggregate payment would cause a named executive officer to incur an excise tax obligation, we would reduce the aggregate payment to an amount that would result in the executive receiving a greater net benefit, thereby rendering the excise tax obligation inapplicable.

In December 2015 we amended the change of control employment agreements with our named executive officers to provide that with respect to any equity awards granted after December 1, 2015, the treatment of an equity award will be governed by the terms of the agreement evidencing the award and the plan under which the award was granted, rather than the change of control employment agreement. The purpose of this supplement is to subject future equity awards to “double-trigger” vesting provisions in the event of a change of control. Equity awards with a double-trigger vesting provision will vest upon a qualifying termination following a change of control, rather than upon the occurrence of the change of control.

Equity Awards Agreements. We have issued stock options, performance share awards, and restricted stock unit awards pursuant to our 2007 Stock Incentive Plan (together, “Equity Awards”) to our named executive officers. Each of the Equity Awards provides for a payment in the event of a “change in control,” as that term is defined in Section 9(b) of our 2007 Stock Incentive Plan. This definition is substantively identical to the definition of “change of control” in our change of control employment agreements, and the summary above is equally applicable to each term.

Pursuant to the terms of our nonqualified stock option agreements, in the event of a change in control, we will accelerate the vesting of all outstanding stock options and make such options fully exercisable, so that the executive will be eligible to receive the difference between the market price at the time of the change in control and the exercise price per share of common stock underlying the option, multiplied by the number of options exercised. Pursuant to the terms of our performance share agreements, in the event of a change in control we will provide a lump sum cash payment equal to the greater of (i) the value of the performance share awards earned as of the date of the change in control, or (ii) the value of the pro rata target number of shares subject to performance share awards through the date of the change in control. In the event of a change in control, we will also cash out all outstanding restricted stock unit awards issued under our restricted stock unit award agreements, irrespective of whether such awards are vested, by providing a cash payment equal to the product of the number of the executives’ outstanding restricted stock unit awards multiplied by the value of the shares on the date of the change in control.

Each of our equity award agreements, including those for our named executive officers, require that the party to such agreements will: (1) hold in a fiduciary capacity all secret or confidential information, knowledge, or data relating to us or our affiliates that the executive obtains during the course of his or her employment; (2) except on behalf of us or our affiliates, or with the prior written consent of our President or an Executive Vice President, or as otherwise required by law, not use, communicate, divulge or disseminate confidential information at any time during or after his or her employment for so long as such use or disclosure would reasonably be likely to result in competitive harm to us; (3) for a period of 18 months beginning on the executive’s termination date, within the geographic area where we and our affiliates do business, except with the prior written permission of the President or an Executive Vice President, not work for, consult with, or advise directly or indirectly, as an employee, consultant, owner, partner, member, director, or officer, or make passive investments of more than 3% of the equity in, or otherwise engage in business with, specified competitors or any related company engaged in competition with us where the executive’s knowledge of trade secrets or other confidential information would be reasonably likely to place us at a competitive disadvantage; (4) for a period of two years beginning on the executive’s termination date, refrain from employing, soliciting the employment, or inducing for employment, or engagement as an independent contractor, on behalf of any individual or organization any person whom we have employed (other than a personal assistant hired to work directly for the executive) within the preceding three months; and (5) prior to and for a one-year period following the executive’s termination date, not directly or indirectly, disrupt, or attempt to interfere with or disrupt, the business relationship between us or any of our affiliates and any of our or their customers, suppliers, or employees. In the event of a breach of any of the foregoing provisions, the executive’s stock options will expire and the executive will forfeit his or her right to receive performance share awards or restricted stock unit awards. In addition, we may be entitled to injunctive or other relief.

Adoption of Double-Trigger Vesting Provisions. In December 2015 we amended our change of control employment agreements with our named executive officers to provide that beginning in Fiscal 2016, equity award grants would be subject to “double-trigger” vesting provisions in the event of a change of control. As a result, those future equity awards would vest upon a qualifying termination following a change of control, rather than upon the occurrence of the change of control.

DIRECTOR COMPENSATION

Merger Agreement. The Merger Agreement provides that stock options held at closing will vest and be converted into a right to receive a cash payment equal to the product of (i) the number of shares subject to each option and (ii) the excess, if any, of the Merger Consideration over the exercise price per share of our common stock subject to such option. The Merger Agreement also provides that restricted stock units granted prior to the date of the Merger Agreement and performance share awards that are held at closing will vest and be converted into a right to receive a cash payment equal to the product of (i) the number of shares of our common stock subject to such restricted stock unit or performance share award (using the target number of shares for performance share awards) and (ii) the Merger Consideration.

Pursuant to the Merger Agreement, the only equity awards that may be granted to employees, including our named executive officers, following the date of the Merger Agreement are designated as “Rollover RSU Awards.” Upon consummation of the Merger, Rollover RSU Awards will be converted into long-term cash incentive awards with the same vesting terms as the corresponding Rollover RSU Award. These awards contain “double trigger” vesting provisions, and in the event of a qualifying termination will be paid out in an amount equal to the greater of one-third of the award and the portion of the vesting period (which may not exceed three years) that elapsed prior to the qualifying termination. No Rollover RSU Awards were granted to our named executive officers in Fiscal 2016, but all equity awards granted to named executive officers in Fiscal 2017 have been Rollover RSU Awards.

DIRECTOR COMPENSATION

Compensation for our non-employee directors is reviewed annually by the Committee with the assistance of Cook & Co., and set by action of the Board of Directors. The Board’s goal in designing directors’ compensation is to provide a competitive package that will enable it to attract and retain highly skilled individuals with relevant experience and that reflects the time and talent required to serve on the board of a complex, multinational corporation.

Directors who are not employees receive an annual retainer fee of $85,000, as well as a fee of $1,500 for each Board and Board committee meeting attended. If the Chairman of the Board is not a company employee, he receives an additional annual retainer of $120,000. The chairs of the Audit Committee and Human Resources and Nominating Committee each receive an additional annual retainer fee of $15,000. The Lead Independent Director receives an annual retainer fee of $30,000.

In addition, as of the date of each annual meeting, each non-employee director receives a grant of restricted stock units. In Fiscal 2016, the number of restricted stock units granted to each non-employee director was equal to $120,000 divided by the then current market price of our common stock. Restricted stock units granted in Fiscal 2016 to directors holding at least 10,000 shares of our common stock (including vested restricted stock units) will vest and become non-forfeitable one year after their grant and will be paid out on such date, unless the director elected to defer settlement of such units. Restricted stock units granted in Fiscal 2016 to directors owning fewer than 10,000 shares (including vested restricted stock units) will vest and become non-forfeitable one year after their grant date and will be paid out one year after the director’s duties on the Board terminate. Vesting of restricted stock units will be accelerated in the event a director’s service on the Board terminates by reason of the director’s death or disability or due to a change in control (including pursuant to the Merger), and restricted stock units subject to acceleration in this manner will be settled as soon as practicable (but no more than 30 days) after such event. Restricted stock units granted to directors prior to Fiscal 2010 became non-forfeitable one year after their grant and will be paid out one year after the director’s duties on the Board terminate. Directors who are our employees earned no additional remuneration for their service as directors. Our Corporate Governance Principles encourage directors to own shares of our common stock having a market value equal to at least three times their annual cash retainer. The terms of the restricted stock units granted annually to non-employee directors effectively require each non-employee director to hold an equity interest (either in shares of common stock or vested restricted stock units) in excess of this amount.

The following table summarizes the compensation of our non-employee directors during Fiscal 2016.

DIRECTOR COMPENSATION

NON-EMPLOYEE DIRECTOR COMPENSATION FOR FISCAL 2016

Name	Fees earned or paid in cash	Stock awards (1) (2)	Option awards (2)	All other compensation (3)	Total
Steven L. Gerard	$149,500	$120,000	—	—	$269,500
Mark J. Gliebe	$112,000	$120,000	—		$232,000
John T. Gremp	$130,000	$120,000	—		$250,000
John N. Hanson	$226,000	$120,000	—	$67,500	$413,500
Gale E. Klappa	$134,500	$120,000	—	—	$254,500
Richard B. Loynd	$113,500	$120,000	—	—	$233,500
P. Eric Siegert	$118,000	$120,000	—	—	$238,000
James H. Tate	$119,500	$120,000	—	—	$239,500

(1)	The amounts shown in the Stock awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For each director the grant date fair value of the restricted stock unit award granted on March 8, 2016, the day of our 2016 annual meeting, was $120,000.

(2)	Our non-employee directors serving during Fiscal 2016 had the following aggregate number of stock awards and option awards, respectively, outstanding at fiscal year-end:

Name	Stock awards	Option awards
Mr. Gerard	38,410	—
Mr. Gliebe	10,783	—
Mr. Gremp	13,499	—
Mr. Hanson	41,315	—
Mr. Klappa	17,867	—
Mr. Loynd	38,410	—
Mr. Siegert	42,115	—
Mr. Tate	38,410	—

(3)	The amount in this column for Mr. Hanson represents the dollar value of a life insurance premium we paid for a policy Mr. Hanson received when he was Chief Executive Officer.

EQUITY COMPENSATION PLAN INFORMATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of the end of Fiscal 2016. We have no securities to be issued or available for future issuance under equity compensation plans not approved by security holders. All outstanding awards relate to common stock.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,856,101	$42.17	9,263,871 (2)

(1)	Our 2003 Stock Incentive Plan was approved by shareholders at the 2003 annual meeting. Our 2007 Stock Incentive Plan was approved by shareholders at the 2007 annual meeting. Our 2016 Omnibus Incentive Compensation Plan was approved by shareholders at the 2016 annual meeting. The maximum number of shares of common stock that may be issued under the 2016 Omnibus Incentive Compensation Plan is determined on the basis of a formula equal to the sum of (a) 6,325,000 plus (b) the number of shares of common stock underlying any stock option or stock appreciate right that is exercised or settled for cash, or forfeited, terminated, expired, or lapsed without being exercised after March 8, 2016 (the “Effective Time”). For the purpose of calculating the maximum number of shares that may be issued pursuant to all awards, every one share issuable pursuant to the exercise of a stock option or stock appreciation right will count as one share and every share underlying all other stock-based awards will count as 2.4 shares.

(2)	Includes 679,914 shares of common stock, which is the maximum number of shares that may be issued under performance share awards granted in Fiscal 2014, Fiscal 2015 and Fiscal 2016; 14,854 shares of common stock deliverable upon settlement of deferred stock units resulting from the deferred payout of restricted stock unit awards granted prior to Fiscal 2016; and 1,604,346 shares of common stock that may be issued under outstanding restricted stock unit awards granted prior to the Effective Time.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists the beneficial ownership of common stock as of February 14, 2017, by any person who beneficially owns more than 5% of our common stock, each of the non-employee directors, each of the executive officers named in the Summary Compensation Table, and our executive officers and directors as a group. Beneficial ownership of these shares consists of sole voting power and sole investment power, except as noted below. In addition to beneficial ownership of shares set forth in this table, each of our named executive officers and non-employee directors owns restricted stock units as set forth in the stock awards columns of the Outstanding Equity Awards at Fiscal Year-End 2016 table on page 34 and in the stock awards column of footnote 2 to the Director Compensation table on page 42 respectively. Percentage ownership calculations are based on 99,620,355 shares of common stock outstanding as of February 14, 2017.

Name and Address of Beneficial Owner	Shares Owned (1)		Percent of Class
5% Shareholders:
BlackRock Fund Advisors	9,893,260	(2)	9.9%
55 E. 52nd Street
New York, New York 10055
The Vanguard Group, Inc.	7,692,854	(3)	7.7%
100 Vanguard Boulevard
Malvern, Pennsylvania 19355
Invesco Ltd.	6,232,809	(4)	6.3%
1555 Peachtree Street NE, Suite 1800
Atlanta, Georgia 30309
Named Executive Officers and Directors:
Edward L. Doheny II	387,715		*
James M. Sullivan	98,552		*
Sean D. Major	68,241	(5)	*
Johannes S. Maritz	50,919		*
Peter B. Salditt	40,618		*
Steven L. Gerard	19,520		*
Mark J. Gliebe	10,954		*
John T. Gremp	5,454		*
John Nils Hanson	233,618	(6)	*
Gale E. Klappa	5,422		*
Richard B. Loynd	18,127		*
P. Eric Siegert	31,518		*
James H. Tate	16,486		*
All executive officers and directors as a group (15 persons)	1,112,933	(7)	1.1%

* Less than 1%

(1)	The beneficial ownership information presented in this filing is based on information furnished by the specified persons and is determined in accordance with Exchange Act Rule 13d-3. Accordingly, the number of shares reflected in this column includes (i) shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of February 14, 2017, and (ii) shares to be received upon the vesting of restricted stock units within 60 days of February 14, 2017. This information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

Except as noted below, none of the shares shown as owned by directors or executive officers have been pledged as collateral.

Named executive officers and directors also hold restricted stock units that are not included in the beneficial ownership table because vesting will not occur within 60 days of February 14, 2017. The amounts of restricted stock units held by named executive officers and directors are described elsewhere in this filing.

RELATED PARTY TRANSACTIONS

The amounts above include the following number of shares such person or group may acquire upon (i) exercise of stock options exercisable within 60 days of February 14, 2017, (ii) shares such person or group has a right to acquire upon settlement of deferred stock units, and (iii) shares to be distributed to such person or group upon settlement of restricted stock units within 60 days of February 14, 2017:

Name	Number of shares
Mr. Doheny	241,181
Mr. Sullivan	71,934
Mr. Major	55,034
Mr. Maritz	42,700
Mr. Salditt	30,034
Mr. Gerard	5,454
Mr. Gliebe	5,454
Mr. Gremp	5,454
Mr. Hanson	5,454
Mr. Loynd	5,454
Mr. Tate	5,454
All executive officers and directors	544,007
as a group

(2)	Amount and nature of ownership listed is based solely upon information contained in a Schedule 13G filed with the SEC by BlackRock Fund Advisors on January 9, 2017. As of December 31, 2016, BlackRock Fund Advisors had sole voting power over 9,639,495 shares of common stock and sole dispositive voting power over 9,893,260 shares of common stock.

(3)	Amount and nature of ownership listed is based solely upon information contained in a Schedule 13G filed with the SEC by The Vanguard Group on February 10, 2017. As of December 31, 2016, the Vanguard Group had sole voting power over 117,401 shares of common stock; shared voting power over 10,831 shares of common stock; sole dispositive power over 7,569,522 shares of common stock; and shared dispositive power over 123,332 shares of common stock.

(4)	Amount and nature of ownership listed is based solely upon information contained in a Schedule 13G filed with the SEC by Invesco Ltd. on February 8, 2017. As of December 30, 2016, Invesco Ltd. had sole voting and sole dispositive power over 6,232,809 shares of common stock.

(5)	Includes 22,851 shares of common stock pledged in a margin account.

(6)	Includes 30,000 shares of common stock from the Hanson Family Foundation of which Mr. Hanson is a trustee, as well as 99,382 shares of common stock transferred to the following grantor retained annuity trusts of which Mr. Hanson is the Grantor: 3,960 shares to Avon 10-2011 Trust; 2,323 shares to Avon 8-2012 Trust; 7,016 shares to Avon 10-2012 Trust; 27,935 shares to Pescadero 4-2015 Trust; 28,856 shares to Pescadero 6-2015 Trust; and 29,292 shares to Pescadero 8-2015 Trust.

(7)	Includes 55,389 shares owned and 70,400 shares underlying stock options exercisable within 60 days of February 14, 2017, by two executive officers not named in the Summary Compensation Table.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Pursuant to our bylaws, we indemnify our officers and directors in the event claims are made against them arising out of their service as an officer or director. In addition, we have entered into indemnification agreements with each of our officers and directors requiring us to indemnify them against claims made against them arising out of their service as an officer or director. Other than these indemnification arrangements, which the Board believes are consistent with the practice of public companies of our size, there were no other relationships or related transactions during Fiscal 2016 involving any director or executive officer (or any members of their immediate families) to which we or any of our subsidiaries were a party that must be disclosed under SEC rules.

Our Worldwide Business Conduct Policy prohibits the following conflict of interest situations, unless approved in accordance with our Related Person Transactions Policy, as described below, or by the Chief Executive Officer with respect to those situations involving employees who are not executive officers or “Related Persons,” as defined in the Related Person Transactions Policy:

●	any ownership interest in any customer, supplier, or competitor, other than a nominal amount of stock in a publicly traded company;
●	any consulting or employment relationship with any customer, supplier, or competitor;
●	service on the board of directors of any customer, supplier, or competitor;

DIRECTOR INDEPENDENCE

●	any outside business activity which competes with any of our businesses or that interferes with the director, officer, or employee’s duties and responsibilities;
●	supervising, reviewing, or having influence over the job evaluation, pay, or benefits of any close relative;
●	taking advantage of a corporate opportunity discovered in the course of employment with us;
●	selling anything to us or buying anything from us; and
●	using corporate assets for other business or personal endeavors.

Our Related Person Transactions Policy establishes procedures for the review and approval or ratification of all related person transactions, as defined by SEC rules. The Related Person Transactions Policy requires the material facts of any proposed related person transaction to be submitted to the Chairman of the Audit Committee of the Board of Directors as soon as it is practicable to do so. The Chairman of the Audit Committee shall then determine whether, based on the facts of the transaction, the question will be submitted to the full Audit Committee for further consideration. The Audit Committee will approve related person transactions only when it determines that the transaction in question is not inconsistent with our best interests.

The Worldwide Business Conduct Policy and the Related Person Transactions Policy are posted on our website: www.joyglobal.com under the Governance tab in the Leadership section of the Investor Center page.

DIRECTOR INDEPENDENCE

The Board of Directors is comprised of nine directors. The Board determined that all directors other than Mr. Doheny are independent under New York Stock Exchange listing standards. The Board completed a self-assessment of Board performance for Fiscal 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE

Ernst & Young LLP served as our Independent Auditor for Fiscal 2016.

AUDIT FEES

Ernst & Young LLP billed us a total of $3,087,400 in fees for professional services rendered for the audit of our annual financial statements for Fiscal 2016, the audit of management’s assessment of our internal control over financial reporting, and the reviews of the financial statements included in our quarterly reports on Form 10-Q for Fiscal 2016. These fees are for services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements including the annual consolidated audit, foreign statutory audits, consents, and accounting consultation for matters that were addressed during the audit work. Fees billed in this category for Fiscal 2015 totaled $3,475,700.

AUDIT-RELATED FEES

Ernst & Young LLP billed us a total of $36,995 for audit-related fees and services in Fiscal 2016. These fees are for assurance and related services provided by Ernst & Young that are reasonably related to the performance of the audit, including due diligence consultations, accounting consultations not specifically linked to audit work, and fees for access to electronic accounting research. Ernst & Young did not bill us for audit-related fees in Fiscal 2015.

TAX FEES

Ernst & Young LLP billed us a total of $494,155 in tax fees in Fiscal 2016. These fees are for tax compliance, tax advice, and tax planning provided by Ernst & Young that are related to various federal, state, and international issues and entity restructuring. Fees billed in this category for Fiscal 2015 totaled $333,169.

AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE

ALL OTHER FEES

Ernst & Young LLP billed us $104,500 for fees in the “All Other Fees” category in Fiscal 2016. Of this, $98,400 were related to forensic accounting services of business interruption claims. We were indemnified for these charges by our insurers. Fees billed in this category totaled $1,500 in Fiscal 2015.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has established a policy to pre-approve the audit and non-audit services performed by the Independent Auditor in order to assure that the provision of such services does not impair the auditor’s independence. Based on information presented to the Audit Committee by Ernst & Young and our management, the Audit Committee has pre-approved defined audit, audit-related, tax, and other services for Fiscal 2016 up to specified cost levels. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the Audit Committee. The policy requires the Independent Auditor to provide detailed back-up documentation regarding the specific services to be provided. The policy also prohibits the Independent Auditor from providing services that are prohibited under the Sarbanes-Oxley Act of 2002.

Although Rule 2-01(c)(7)(i)(C) of Regulation S-X permits the Audit Committee to waive its pre-approval requirement under certain circumstances, the Audit Committee did not rely on that rule in approving any fees reported under the headings Audit-Related Fees, Tax Fees, and All Other Fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part IV, Item 15(a)(1) of the Original Filing.

2. Financial Statement Schedules

The financial statement schedule required to be filed in our Annual Report on Form 10-K is included in Part IV, Item 15(a)(2) of the Original Filing.

3. Exhibits:

The exhibits listed in the exhibit index of this Amendment are incorporated herein by reference, and supplement the list of exhibits filed with, or incorporated by reference in, the Original Filing.

ITEM 16. FORM 10-K SUMMARY

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on February 23, 2017.

JOY GLOBAL INC.
(Registrant)

/s/ Edward L. Doheny II
Edward L. Doheny II
President and Chief Executive Officer

INDEX OF EXHIBITS FILED HEREWITH

INDEX OF EXHIBITS FILED HEREWITH

Number	Exhibit
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.

