Form 10-Q
period 2017-01-27
JOY GLOBAL INC
filed 2017-03-03
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 27, 2017
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	February 24, 2017
Common Stock, $1 par value	99,620,355

JOY GLOBAL INC.
FORM 10-Q INDEX
January 27, 2017

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
In addition to the foregoing factors, the forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3, Quantitative and Qualitative Disclosures about Market Risk, as well as the risks disclosed in Item 1A, Risk Factors, of our annual Report on Form 10-K for our fiscal year ended October 28, 2016 and in other filings that we make with the U.S. Securities and Exchange Commission (the "SEC"). Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Quarter Ended
	January 27, 2017	January 29, 2016
Net sales	$497,769	$526,300
Cost of sales	389,108	438,256
Product development, selling and administrative expenses	111,111	110,413
Restructuring expenses	772	26,659
Other income	(1,472)	(3,941)
Operating loss	(1,750)	(45,087)
Interest income	1,588	807
Interest expense	(12,610)	(12,923)
Loss before income taxes	(12,772)	(57,203)
Benefit for income taxes	(12,495)	(16,982)
Net loss	$(277)	$(40,221)

Basic loss per share	$0.00	$(0.41)
Diluted loss per share	$0.00	$(0.41)
Dividends per share	$0.01	$0.01
Weighted average shares outstanding:
Basic	98,913	97,851
Diluted	98,913	97,851
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Quarter Ended
	January 27, 2017	January 29, 2016
Net loss	$(277)	$(40,221)
Other comprehensive (loss) income:
Change in unrecognized prior service costs on pension and other postretirement obligations, net of taxes of $1 and $104	9	46
Derivative instrument fair market value adjustment, net of taxes (benefits) of $794 and ($146)	841	(346)
Foreign currency translation adjustment on long-term intercompany foreign loans	(4,689)	3,380
Other foreign currency translation adjustment	1,217	(35,443)
Total other comprehensive loss, net of taxes	(2,622)	(32,363)
Comprehensive loss	$(2,899)	$(72,584)

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 27, 2017	October 28, 2016
		(As adjusted)
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$321,909	$276,709
Accounts receivable, net	639,881	683,958
Inventories	836,465	814,821
Other current assets	133,005	113,434
Assets held for sale	330	3,703
Total current assets	1,931,590	1,892,625
Property, plant and equipment, net	642,882	656,245
Other assets:
Other intangible assets, net	217,081	223,411
Goodwill	350,762	350,843
Deferred income taxes	179,539	171,775
Other non-current assets	123,650	128,401
Total other assets	871,032	874,430
Total assets	$3,445,504	$3,423,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$43,006	$41,611
Trade accounts payable	219,502	236,787
Employee compensation and benefits	72,532	91,224
Advance payments and progress billings	242,450	173,121
Accrued warranties	40,775	40,787
Other accrued liabilities	167,657	188,591
Total current liabilities	785,922	772,121
Long-term obligations	953,241	962,291
Other liabilities:
Liabilities for postretirement benefits	14,249	14,260
Accrued pension costs	169,471	175,120
Other non-current liabilities	127,930	117,802
Total other liabilities	311,650	307,182
Shareholders’ equity	1,394,691	1,381,706
Total liabilities and shareholders’ equity	$3,445,504	$3,423,300
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter Ended
	January 27, 2017	January 29, 2016
Operating Activities:
Net loss	$(277)	$(40,221)
Adjustments to operations:
Depreciation and amortization	26,217	40,087
Changes in deferred income taxes	3,148	(849)
Contributions to defined benefit employee pension and postretirement plans	(1,457)	(1,418)
Defined benefit employee pension and postretirement plan (income) expense	(4,387)	6,217
Share-based compensation expense	6,443	4,367
Changes in long-term receivables	6,336	6,740
Other adjustments to continuing operations, net	(2,657)	3,589
Changes in working capital items:
Accounts receivable, net	44,290	146,678
Inventories	(19,623)	26,917
Other current assets	(1,421)	(2,658)
Trade accounts payable	(18,598)	(54,900)
Employee compensation and benefits	(18,224)	(8,883)
Advance payments and progress billings	66,907	8,957
Accrued warranties	(174)	(85)
Other accrued liabilities	(45,050)	(25,949)
Net cash provided by operating activities	41,473	108,589
Investing Activities:
Property, plant and equipment acquired	(6,611)	(8,103)
Proceeds from sale of property, plant and equipment	4,900	9,167
Other investing activities, net	—	122
Net cash (used) provided by investing activities	(1,711)	1,186
Financing Activities:
Common stock issued	10,668	—
Dividends paid	(1,009)	(997)
Repayments of term loan	(9,375)	(4,687)
Payments on credit agreement	—	(58,600)
Financing fees	—	(1,011)
Other financing activities, net	5,284	(1,507)
Net cash provided (used) by financing activities	5,568	(66,802)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(60)	(5,925)
Increase in Cash, Cash Equivalents and Restricted Cash	45,270	37,048
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	278,219	102,885
Cash, Cash Equivalents and Restricted Cash at End of Period	$323,489	$139,933

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
These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Further, results for all periods presented reflect the first quarter fiscal 2017 retrospective adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which require the reclassification of debt issuance costs (other than such costs associated with our revolving credit agreement) from assets to debt on the balance sheet. Refer to Note 18, Recent Accounting Pronouncements, for additional information.

3.	Inventories
Consolidated inventories consist of the following:

In thousands	January 27, 2017	October 28, 2016
Finished goods	665,411	$648,549
Work in process	131,770	122,674
Raw materials	39,284	43,598
Total inventories	$836,465	$814,821
Finished goods include finished components and parts in addition to any finished equipment.

4.	Assets Held for Sale
As of January 27, 2017 and October 28, 2016, certain assets associated with several of our U.S. facilities met the held for sale criteria in both the Surface and Underground segments. We are disposing of these non-core assets in response to adverse market conditions. The disposal groups have been recognized at the lower of cost or fair value less costs to sell.
The value of the assets as of January 27, 2017 and October 28, 2016 was $0.3 million and $3.7 million, respectively, and was entirely comprised of property, plant and equipment. We have recorded these assets as current in the Assets held for sale line of the Condensed Consolidated Balance Sheet, as we expect these assets to be sold within the next year.
For the quarter ended January 27, 2017, we recognized a gain of $0.8 million on the sale of certain held for sale assets associated with one of our electrical facilities.

5.	Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of January 27, 2017, October 28, 2016 or January 29, 2016.
Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. No impairment was identified related to our indefinite-lived intangible assets as of January 27, 2017, October 28, 2016 or January 29, 2016.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually during the fourth quarter of our fiscal year or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The most recent goodwill impairment test was our annual fiscal 2016 analysis, which was completed for our Surface reporting unit, as all Underground goodwill was fully impaired previously. After completing our step one analysis using a discounted cash flow model, we concluded that the estimated fair value of our Surface reporting unit exceeded its carrying value by 54%. We determined that there were no indicators of impairment for the quarter ended January 27, 2017 that would warrant an interim impairment test. Although we have concluded that there is no impairment on the goodwill of $350.8 million associated with our Surface reporting unit as of January 27, 2017, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, particularly in Latin American copper or North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill.

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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended
In thousands	January 27, 2017	January 29, 2016
Balance, beginning of period	40,787	$52,146
Accrual for warranty expensed during the period	7,947	6,894
Settlements made during the period	(8,126)	(6,992)
Effect of foreign currency translation	167	(1,530)
Balance, end of period	$40,775	$50,518

7.	Borrowings and Credit Facilities
On July 29, 2014, we entered into a revolving credit agreement that matures on July 29, 2019 (the "Credit Agreement"). On December 14, 2015, we entered into an amendment to our Credit Agreement that increased the maximum consolidated leverage ratio for the period beginning in the second quarter of fiscal 2016 through the first quarter of fiscal 2018. The amendment increased the permitted ratio from 3.0x in the first quarter of fiscal 2016 to 4.5x in the fourth quarter of fiscal 2016. The ratio will begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of January 27, 2017, we were in compliance with all financial covenants of the Credit Agreement.
As of January 27, 2017, there were no direct borrowings under the Credit Agreement. No interest expense was recognized for direct borrowings under the Credit Agreement for the quarter ended January 27, 2017. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarter ended January 29, 2016 was $0.5 million. As of January 27, 2017, outstanding standby letters of credit issued under the Credit Agreement, which count toward the $850.0 million credit limit, totaled $125.2 million, and our available borrowing capacity under the Credit Agreement was $724.8 million.
On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The prior term loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the prior term loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends, and other restricted payments. The Term Loan requires quarterly principal payments that began in fiscal 2016, of which $9.4 million and $4.7 million were paid during the quarters ended January 27, 2017 and January 29, 2016, respectively. The Term Loan contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of January 27, 2017, we were in compliance with all financial covenants of the Term Loan.
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
In January 2017, the Company entered into a supplemental indenture to the 2021 Notes and the 2036 Notes that provides that if the Merger is completed, in the event that Komatsu decides, in its sole discretion, to provide an unconditional guarantee of the Company’s payment obligations under the 2021 and 2036 Notes, Komatsu will post on its website annual, quarterly and event-specific reports (prepared under applicable Japanese law and translated into English) that it is required to publish under the Financial Instruments and Exchange Act of Japan and the rules governing timely disclosure of corporate information by issuers of listed securities on the Tokyo Stock Exchange. These reports would be made available to holders of the Notes in lieu of the Company’s existing annual, quarterly and current reporting, which the Company would cease producing for so long as a Komatsu guarantee remains in force.
Our borrowings also include amounts related to transfers of certain receivables under factoring arrangements with recourse related to our French operations.
Direct borrowings and capital lease obligations consist of the following:

In thousands	January 27, 2017	October 28, 2016
		(As adjusted)
Domestic:
Term Loan due 2019	345,770	355,034
5.125% Senior Notes due 2021	496,085	495,890
6.625% Senior Notes due 2036	148,396	148,384
Foreign:
Capital leases	116	109
Factoring arrangement	5,880	4,485
Total obligations	996,247	1,003,902
Less: Amounts due within one year	(43,006)	(41,611)
Long-term obligations	$953,241	$962,291
In the first quarter of fiscal 2017, the Company adopted Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Upon adoption, the Company reclassified debt issuance costs (other than such costs associated with our Credit Agreement) from assets to debt on the balance sheet. Refer to Note 18, Recent Accounting Pronouncements, for additional information.

8.	Accumulated Other Comprehensive Loss
Comprehensive loss and its components are presented in the Condensed Consolidated Statements of Comprehensive Loss. Changes in accumulated other comprehensive loss, net of taxes, consist of the following:

	Quarter ended January 27, 2017				Quarter ended January 29, 2016
	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total	Change in Unrecognized Prior Service Costs on Pension and Other Postretirement Obligations	Derivative Instrument Fair Market Value Adjustment	Foreign Currency Translation Adjustment	Total
Beginning balance	$(417)	$5,079	$(150,413)	$(145,751)	$(1,282)	$10,294	$(156,084)	$(147,072)
Other comprehensive (loss) income before reclassifications, net of taxes	—	807	(3,472)	(2,665)	—	(790)	(32,063)	(32,853)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	9	34	—	43	46	444	—	490
Total other comprehensive (loss) income, net of taxes	9	841	(3,472)	(2,622)	46	(346)	(32,063)	(32,363)
Ending balance	$(408)	$5,920	$(153,885)	$(148,373)	$(1,236)	$9,948	$(188,147)	$(179,435)

Details of the reclassifications from accumulated other comprehensive loss are disclosed below:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended		Affected Line Items in the Statements of Operations
	January 27, 2017	January 29, 2016
Change in unrecognized prior service costs on pension and other postretirement obligations:
Amortization of prior service cost	$10	$50	Cost of sales/Product development, selling and administrative expense*
Curtailment loss	—	100	Cost of sales/Product development, selling and administrative expense*
Deferred tax	(1)	(104)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$9	$46

Derivative instrument fair market value adjustment:
Foreign exchange cash flow hedges	$67	$631	Net sales/Cost of sales**
Deferred tax	(33)	(187)	Provision for income taxes
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$34	$444

Total reclassifications for the period	$43	$490

* Amounts are included in the computation of net periodic benefits costs as either cost of sales or product development, selling and administrative expense as appropriate. Refer to Note 11, Retiree Benefits, for additional information.

** Amounts are included in either net sales or cost of sales as appropriate. Refer to Note 12, Derivatives, for additional information.

9.	Share-Based Compensation
Total share-based compensation expense recognized for the quarters ended January 27, 2017 and January 29, 2016 was $6.4 million and $4.4 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statements of Cash Flows in operating activities as an add back to net loss. The corresponding deferred tax assets recognized related to the share-based compensation were $1.9 million and $1.3 million for the quarters ended January 27, 2017 and January 29, 2016, respectively.
For the quarter ended January 27, 2017, we had stock option exercises of $10.7 million. There were no stock option exercises for the quarters ended January 29, 2016.

10.	Restructuring Charges
During fiscal 2015, in response to the adverse market conditions, management implemented further cost reduction initiatives, which we refer to as the Restructuring Program. Expected and actual costs related to the Restructuring Program have continued into 2016 and 2017 as more activities have been planned and initiated. These costs include entering into severance and termination agreements and full or partial closures and idling of certain facilities in order to better align the Company's overall cost structure with anticipated levels of future demand. We currently have costs forecasted under the Restructuring Program through the end of fiscal 2017.
Restructuring charges incurred to date related to the Restructuring Program have consisted primarily of employee severance and termination costs, asset impairment charges and accelerated depreciation. Other costs consist primarily of equipment and inventory relocation costs, site clean-up costs, production readiness testing costs, and transition costs, as well as inventory and other asset write-downs. The following tables summarize restructuring costs for fiscal 2017 and 2016 by line item:

In thousands	Quarter ended January 27, 2017			Quarter ended January 29, 2016
	Restructuring Expenses	Cost of Sales	Total	Restructuring Expenses	Cost of Sales	Total
Employee severance and termination costs	$743	$—	$743	$21,153	$—	$21,153
Accelerated depreciation	—	—	—	4,779	—	4,779
Other costs	29	3,263	3,292	727	—	727
Total restructuring and related charges	$772	$3,263	$4,035	$26,659	$—	$26,659

The following tables summarize the amounts incurred for the period by segment:

In thousands	Quarter ended January 27, 2017
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$474	$269	$—	$743
Other costs	3,292	—	—	3,292
Total restructuring and related charges	$3,766	$269	$—	$4,035

In thousands	Quarter ended January 29, 2016
	Underground	Surface	Corporate	Total
Employee severance and termination costs *	$20,194	$564	$395	$21,153
Accelerated depreciation	4,779	—	—	4,779
Other costs	727	—	—	727
Total restructuring and related charges	$25,700	$564	$395	$26,659

* The employee severance and termination costs incurred during the quarter ended January 29, 2016 includes $9.6 million of expense for contractual termination benefits under the Joy Global qualified pension plan as part of continued restructuring activities in our Underground division. As noted below, amounts accrued for contractual termination benefits are included in our retiree benefit liabilities.
The following table summarizes the cumulative amounts incurred from inception through the first quarter of fiscal 2017 by segment:

In thousands	January 27, 2017
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$57,929	$17,769	$2,980	$78,678
Asset impairment charges	18,962	—	—	18,962
Accelerated depreciation	15,404	6,740	—	22,144
Other costs	12,983	895	—	13,878
Total restructuring and related charges	$105,278	$25,404	$2,980	$133,662
The following table summarizes the total expected costs from inception of the Restructuring Program through the end of fiscal 2017 by segment:

In thousands	January 27, 2017
	Underground	Surface	Corporate	Total
Employee severance and termination costs	$62,000	$18,000	$3,000	$83,000
Asset impairment charges	19,000	—	—	19,000
Accelerated depreciation	19,000	7,000	—	26,000
Other costs	14,000	2,000	—	16,000
Total restructuring and related charges	$114,000	$27,000	$3,000	$144,000
Amounts impacting the Company's reserves for restructuring charges for its Restructuring Program relate to employee severance and termination and other costs as follows:

	Quarter Ended
In thousands	January 27, 2017			January 29, 2016
	Employee Severance and Termination Costs	Other Costs	Total	Employee Severance and Termination Costs	Other Costs	Total
Beginning accrual	$5,979	$—	$5,979	$13,613	$—	$13,613
Costs incurred	743	263	1,006	11,471	727	12,198
Costs paid/settled	(4,527)	(263)	(4,790)	(11,303)	(727)	(12,030)
Other adjustments	—	—	—	(2,544)	—	(2,544)
Effect of foreign currency translation	(27)	—	(27)	(46)	—	(46)
Ending accrual	$2,168	$—	$2,168	$11,191	$—	$11,191

Included in other adjustments for the quarter ended January 29, 2016 is $2.6 million of contractual termination benefits recognized in fiscal 2015 under the Joy Global qualified pension plan for benefits to be provided to certain employees as part of restructuring activities in our Underground division. Those amounts are recorded in our retiree benefit liabilities and are therefore excluded from the restructuring accrual roll-forward above.
For the Restructuring Program, total restructuring charges are currently anticipated to be approximately $144 million through fiscal 2017, with total expected cash costs related to the Restructuring Program estimated to be approximately $90 million.

11.	Retiree Benefits
The components of the net periodic benefit (income) cost associated with our pension and other postretirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
In thousands	January 27, 2017	January 29, 2016	January 27, 2017	January 29, 2016
Service cost	$1,343	$1,226	$149	$191
Interest cost	14,982	18,736	210	305
Expected return on assets	(20,932)	(23,844)	(149)	(147)
Amortization of prior service cost	14	17	(4)	33
Curtailment loss	—	—	—	100
Contractual termination benefits	—	9,600	—	—
Net periodic benefit (income) cost	$(4,593)	$5,735	$206	$482

For the quarter ended January 27, 2017, we contributed $1.5 million to our defined benefit employee pension and other postretirement benefit plans, and we expect contributions to be approximately $15.0 million for the full fiscal year.
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
The total notional amount of our derivatives as of January 27, 2017 is $712.4 million.
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
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Operations under the heading Cost of sales. For the quarters ended January 27, 2017 and January 29, 2016, we recorded a gain of $0.4 million and a loss of $1.6 million, respectively, related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into in order to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statements of Operations under the heading Cost of sales. For the quarters ended January 27, 2017 and January 29, 2016, we recorded a gain of $1.5 million and a gain of $4.6 million, respectively, related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

In thousands	Effective Portion
	Amount of Gain (Loss) Recognized in Other Comprehensive Loss	Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended January 27, 2017	$1,567	Cost of sales	$(48)
		Sales	(19)
Quarter ended January 29, 2016	$(1,124)	Cost of sales	$(485)
		Sales	(146)
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with the other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

13.	Income Taxes
In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the quarters ended January 27, 2017 and January 29, 2016, the Company determined that the estimated annual effective rate method would not provide a reliable estimate due to the volatility of income tax benefit resulting from modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the quarters ended January 27, 2017 and January 29, 2016 based on the actual effective rate (i.e., the “cut-off” method).
For the quarter ended January 27, 2017, the Company recorded a benefit for income taxes of $12.5 million that resulted in an effective tax rate of 97.8%. A net discrete tax benefit of $11.6 million was recorded in the first quarter of fiscal 2017 primarily resulting from tax benefits in connection with the Company's footprint rationalization activities. For the quarter ended January 29, 2016, the Company recorded a benefit for income taxes of $17.0 million that resulted in an effective tax rate of 29.7%. A net discrete tax benefit of $0.8 million was recorded in the first quarter of fiscal 2016.

14.	Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Diluted loss per share is computed similar to basic loss per share, except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares and restricted stock units, if dilutive.
The following table sets forth the computation of basic and diluted loss per share:

	Quarter Ended
In thousands, except per share amounts	January 27, 2017	January 29, 2016
Numerator:
Net loss	$(277)	$(40,221)
Denominator:
Weighted average shares outstanding	98,913	97,851
Dilutive effect of stock options, performance shares and restricted stock units	—	—
Weighted average shares outstanding assuming dilution	98,913	97,851

Basic loss per share	$0.00	$(0.41)
Diluted loss per share	$0.00	$(0.41)
For the quarters ended January 27, 2017 and January 29, 2016, the computation of weighted average shares outstanding assuming dilution does not include the effect of stock options, performance shares and restricted stock units because net losses existed and thus the results would have been antidilutive. Weighted average shares outstanding used for diluted earnings per share therefore excludes 3.6 million and 5.3 million shares for these antidilutive items for the quarters ended January 27, 2017 and January 29, 2016, respectively.

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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of January 27, 2017 and October 28, 2016. As of January 27, 2017 and October 28, 2016, we did not have any Level 3 assets or liabilities.

Fair Value Measurements as of January 27, 2017
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$302	$302	$302	$—
Other Current Assets
Derivatives	$6,614	$6,614	$—	$6,614
Other Accrued Liabilities
Derivatives	$19,071	$19,071	$—	$19,071
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$345,770	$335,251	$—	$335,251
5.125% Senior Notes due 2021	$496,085	$542,170	$—	$542,170
6.625% Senior Notes due 2036	$148,396	$182,895	$—	$182,895

Fair Value Measurements as of October 28, 2016 (As adjusted)
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$302	$302	$302	$—
Other Current Assets
Derivatives	$13,067	$13,067	$—	$13,067
Other Accrued Liabilities
Derivatives	$27,127	$27,127	$—	$27,127
Long-term Obligations Including Amounts due within One Year
Term Loan due 2019	$355,034	$344,398	$—	$344,398
5.125% Senior Notes due 2021	$495,890	$546,635	$—	$546,635
6.625% Senior Notes due 2036	$148,384	$177,185	$—	$177,185
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
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including 3,711 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside of the ordinary course of business.
As of January 27, 2017, we were contingently liable to banks, financial institutions and others for approximately $138.7 million for outstanding standby letters of credit, surety bonds and bank guarantees to secure the performance of sales contracts and other third party provided guarantees in the ordinary course of business. Of this amount, approximately $11.5 million relates to surety bonds and $2.0 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
As a result of the steps the Company has taken to reorganize the business in China, which includes idling manufacturing facilities in Jixi, Jiamusi, Huainan and Wuxi, vendors have placed liens on certain assets of the Company, covering obligations of $7.3 million and $8.1 million as January 27, 2017 and October 28, 2016. As of January 27, 2017 and October 28, 2016, restricted cash of $1.6 million and $1.5 million has been recorded in Other current assets on the Consolidated Balance Sheets to reflect the Company's bank accounts that have been frozen due to these liens.

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
Operating (loss) income of segments does not include interest income and expense, corporate administration expenses or the provision for income taxes.

In thousands	Underground	Surface	Corporate	Eliminations	Total
Quarter ended January 27, 2017
Net sales	$252,336	$267,343	$—	$(21,910)	$497,769
Operating (loss) income	$(5,819)	$20,672	$(12,193)	$(4,410)	$(1,750)
Interest income	—	—	1,588	—	1,588
Interest expense	—	—	(12,610)	—	(12,610)
(Loss) income before income taxes	$(5,819)	$20,672	$(23,215)	$(4,410)	$(12,772)
Depreciation and amortization	$13,041	$12,460	$716	$—	$26,217
Capital expenditures	$3,291	$3,221	$99	$—	$6,611

Quarter ended January 29, 2016
Net sales	$274,494	$276,572	$—	$(24,766)	$526,300
Operating (loss) income	$(38,450)	$7,788	$(7,529)	$(6,896)	$(45,087)
Interest income	—	—	807	—	807
Interest expense	—	—	(12,923)	—	(12,923)
(Loss) income before income taxes	$(38,450)	$7,788	$(19,645)	$(6,896)	$(57,203)
Depreciation and amortization	$22,420	$16,741	$926	$—	$40,087
Capital expenditures	$6,774	$1,089	$240	$—	$8,103

18.	Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. As a result of this ASU, cash payments for debt prepayment or extinguishment costs must be classified as cash outflows for financing activities; the cash outflows for the settlement of a zero-coupon bond must be bifurcated into operating and financing activities for the accreted interest and the principal, respectively; contingent consideration payments that were not made soon after a business combination must be separated and classified in financing and operating activities for cash payments up to the amount of the contingent consideration liability recognized as of the acquisition date and any excess cash payments, respectively; cash proceeds from the settlement of insurance claims should be classified on the basis of the nature of the loss; cash proceeds from the settlement of corporate owned life insurance ("COLI") and bank owned life insurance ("BOLI") polices must be classified in investing activities (however, an entity is permitted to align the classification of premium payments on COLI and BOLI policies with the classification of COLI and BOLI proceeds); distributions received from equity method investees should be classified under the cumulative earnings approach or the nature of distribution approach through an accounting policy election; and a transferor’s beneficial interests received as proceeds from the securitization of an entity’s financial assets should be disclosed as a noncash activity with subsequent cash receipts of beneficial interests from the securitization of an entity’s trade receivables classified as cash inflows from investing activities. In addition, the guidance provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. An entity should first apply specific guidance in U.S. GAAP, if applicable. If there is no specific guidance related to the cash receipt or payment, an entity should bifurcate the cash payment or receipt into each separately identifiable source or use of cash on the basis of the nature of the underlying cash flows that will be classified as operating, investing, or financing activities. If the cash payment or receipt cannot be bifurcated, the entire payment or receipt should be classified as operating, investing, or financing activities on the basis of the activity that is likely to be the predominant source or use of cash. The ASU should be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for all entities. The ASU is effective for the Company beginning on October 27, 2018. We are continuing to evaluate the impact that the adoption of this guidance will have on the presentation of our financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost (which generally will result in the earlier recognition of allowances for losses) and requires companies to record allowances for available-for-sale debt securities, rather than reduce the carrying amount. In addition, companies will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The ASU should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The ASU is effective for the Company beginning on October 31, 2020. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The most notable disclosure revisions for public companies include (1) removing the requirement to disclose the methods for and any changes to significant assumptions used to estimate fair value, (2) requiring an "exit" price to be used when disclosing fair values of financial assets and liabilities measured at amortized cost, and (3) requiring entities to disclose either on the balance sheet or in the notes to the financial statements all financial assets and liabilities grouped by measurement category (i.e., amortized cost or fair value through net income or other comprehensive (loss) income) and form (i.e. securities, loans, receivables, etc.). The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for public entities only as it relates to certain provisions for changes in fair value due to instrument specific credit risk for liabilities measured under the fair value option. The ASU is effective for the Company beginning on October 27, 2018. This guidance is not expected to have a significant impact on our financial condition, results of operations or presentation of our financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Further, in June 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified guidance from the SEC on the presentation of debt issuance costs on revolving debt arrangements, permitting entities to elect that such costs be classified as an asset. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard requires retrospective adoption to all prior periods. The Company adopted ASU 2015-03 retrospectively in the first quarter of fiscal 2017. As a result, debt issuance costs related to our Term Loan and Senior Notes are now classified as a reduction to the carrying amount of the related debt on the balance sheet. Debt issuance costs previously recorded on the balance sheet in Other current assets and Other non-current assets of $0.4 million and $2.7 million, respectively, have been reclassified to Short-term borrowings, including current portion of long-term obligations and Long-term obligations, respectively, to reflect the adoption of the new guidance. The required disclosures are also presented in Note 7, Borrowings and Credit Facilities. The Company will continue to classify debt issuance costs related to our line of credit arrangement as an asset, regardless of whether we have any outstanding borrowings on it.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers. The five steps are to (i) identify the contracts with the customer, (ii) identify the performance obligations in the contact, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. Revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. In July 2015, the FASB agreed to delay the effective date of ASU 2014-09 for one year and to permit early adoption by entities as of the original effective dates. Considering the one year deferral, ASU 2014-09 will be effective for the Company beginning on October 27, 2018 and the standard allows for either full retrospective adoption or modified retrospective adoption. We have performed an initial analysis of revenue streams and are evaluating the potential impacts of the standard on our financial condition, results of operations and the presentation of our financial statements.

19.	Subsidiary Guarantors for Credit Agreement, Term Loan and 2021 Notes
The following tables present condensed consolidated financial information as of January 27, 2017 and October 28, 2016 and for the quarters ended January 27, 2017 and January 29, 2016 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan and the 2021 Notes issued in October 2011, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc. and Joy Global Longview Operations LLC (the "Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of the Company's foreign subsidiaries and a number of small domestic subsidiaries ("Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Operations Quarter ended January 27, 2017

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$258,298	$388,369	$(148,898)	$497,769
Cost of sales	—	201,114	303,944	(115,950)	389,108
Product development, selling and administrative expenses	12,089	46,544	52,478	—	111,111
Restructuring expenses	—	357	415	—	772
Other (income) expense	—	620	(2,092)	—	(1,472)
Operating (loss) income	(12,089)	9,663	33,624	(32,948)	(1,750)
Intercompany items	(14,809)	(29,565)	4,692	39,682	—
Interest (expense) income, net	12,522	707	(24,251)	—	(11,022)
(Loss) income before income taxes and equity in income of subsidiaries	(14,376)	(19,195)	14,065	6,734	(12,772)
(Benefit) income for income taxes	(10,370)	3,642	(5,767)	—	(12,495)
Equity in income of subsidiaries	3,729	10,859	—	(14,588)	—
Net (loss) income	$(277)	$(11,978)	$19,832	$(7,854)	$(277)

Comprehensive (loss) income	$(2,899)	$(12,421)	$15,168	$(2,747)	$(2,899)

Condensed Consolidating Statement of Operations Quarter ended January 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$263,598	$390,749	$(128,047)	$526,300
Cost of sales	—	233,004	309,335	(104,083)	438,256
Product development, selling and administrative expenses	7,380	40,679	62,354	—	110,413
Restructuring expenses	395	20,016	6,248	—	26,659
Other income	—	(694)	(3,247)	—	(3,941)
Operating (loss) income	(7,775)	(29,407)	16,059	(23,964)	(45,087)
Intercompany items	15,148	(47,734)	(6,071)	38,657	—
Interest (expense) income, net	(12,720)	235	369	—	(12,116)
(Loss) income before income taxes and equity in income of subsidiaries	(5,347)	(76,906)	10,357	14,693	(57,203)
(Benefit) provision for income taxes	(11,505)	412	(5,889)	—	(16,982)
Equity in (loss) income of subsidiaries	(46,379)	17,897	—	28,482	—
Net (loss) income	$(40,221)	$(59,421)	$16,246	$43,175	$(40,221)

Comprehensive loss	$(72,584)	$(60,701)	$(15,030)	$75,731	$(72,584)

Condensed Consolidating Balance Sheet As of January 27, 2017

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$134,757	$63,715	$123,437	$—	$321,909
Accounts receivable, net	—	174,912	473,377	(8,408)	639,881
Inventories	—	381,306	522,410	(67,251)	836,465
Other current assets	64,567	6,203	62,235	—	133,005
Assets held for sale	—	330	—	—	330
Total current assets	199,324	626,466	1,181,459	(75,659)	1,931,590
Property, plant and equipment, net	17,904	207,293	421,979	(4,294)	642,882
Other assets:
Other intangible assets, net	—	176,195	40,886	—	217,081
Goodwill	—	341,984	8,778	—	350,762
Deferred income taxes	123,068	—	56,471	—	179,539
Other non-current assets	2,321,894	2,374,734	4,276,573	(8,849,551)	123,650
Total other assets	2,444,962	2,892,913	4,382,708	(8,849,551)	871,032
Total assets	$2,662,190	$3,726,672	$5,986,146	$(8,929,504)	$3,445,504
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$37,057	$—	$5,949	$—	$43,006
Trade accounts payable	2,157	88,399	128,946	—	219,502
Employee compensation and benefits	10,311	17,361	44,860	—	72,532
Advance payments and progress billings	—	120,733	133,984	(12,267)	242,450
Accrued warranties	—	17,239	23,536	—	40,775
Other accrued liabilities	93,581	35,139	44,513	(5,576)	167,657
Total current liabilities	143,106	278,871	381,788	(17,843)	785,922
Long-term obligations	953,194	—	47	—	953,241
Other liabilities:
Liabilities for postretirement benefits	14,249	—	—	—	14,249
Accrued pension costs	169,471	—	—	—	169,471
Other non-current liabilities	(10,821)	9,537	129,214	—	127,930
Total other liabilities	172,899	9,537	129,214	—	311,650
Shareholders’ equity	1,392,991	3,438,264	5,475,097	(8,911,661)	1,394,691
Total liabilities and shareholders’ equity	$2,662,190	$3,726,672	$5,986,146	$(8,929,504)	$3,445,504

Condensed Consolidating Balance Sheet, As Adjusted As of October 28, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$131,344	$21,476	$123,889	$—	$276,709
Accounts receivable, net	3	186,332	515,418	(17,795)	683,958
Inventories	—	377,875	502,162	(65,216)	814,821
Other current assets	5,975	5,996	101,463	—	113,434
Assets held for sale	—	3,703	—	—	3,703
Total current assets	137,322	595,382	1,242,932	(83,011)	1,892,625
Property, plant and equipment, net	18,521	214,488	427,645	(4,409)	656,245
Other assets:
Other intangible assets, net	—	187,018	36,393	—	223,411
Goodwill	—	341,984	8,859	—	350,843
Deferred income taxes	154,267	—	17,508	—	171,775
Other non-current assets	2,351,030	1,864,321	3,049,371	(7,136,321)	128,401
Total other assets	2,505,297	2,393,323	3,112,131	(7,136,321)	874,430
Total assets	$2,661,140	$3,203,193	$4,782,708	$(7,223,741)	$3,423,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$37,057	$—	$4,554	$—	$41,611
Trade accounts payable	4,013	80,848	151,926	—	236,787
Employee compensation and benefits	8,346	28,363	54,515	—	91,224
Advance payments and progress billings	—	69,174	104,427	(480)	173,121
Accrued warranties	—	16,909	23,878	—	40,787
Other accrued liabilities	87,958	38,376	67,801	(5,544)	188,591
Total current liabilities	137,374	233,670	407,101	(6,024)	772,121
Long-term obligations	962,251	—	40	—	962,291
Other liabilities:
Liabilities for postretirement benefits	14,260	—	—	—	14,260
Accrued pension costs	175,120	—	—	—	175,120
Other non-current liabilities	(9,571)	9,832	117,541	—	117,802
Total other liabilities	179,809	9,832	117,541	—	307,182
Shareholders’ equity	1,381,706	2,959,691	4,258,026	(7,217,717)	1,381,706
Total liabilities and shareholders’ equity	$2,661,140	$3,203,193	$4,782,708	$(7,223,741)	$3,423,300

Condensed Consolidating Statement of Cash Flows Quarter ended January 27, 2017

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$(1,267)	$(15,033)	$57,773	$41,473
Investing Activities:
Property, plant and equipment acquired	(99)	(1,273)	(5,239)	(6,611)
Proceeds from sale of property, plant and equipment	—	642	4,258	4,900
Net cash used by investing activities	(99)	(631)	(981)	(1,711)
Financing Activities:
Common stock issued	10,668	—	—	10,668
Dividends paid	(1,009)	—	—	(1,009)
Repayments of term loan	(9,375)	—	—	(9,375)
Other financing activities, net	3,740	13	1,531	5,284
Net cash provided by financing activities	4,024	13	1,531	5,568
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	(60)	(60)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,658	(15,651)	58,263	45,270
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	132,099	79,367	66,753	278,219
Cash, Cash Equivalents and Restricted Cash at End of Period	$134,757	$63,716	$125,016	$323,489

Condensed Consolidating Statement of Cash Flows Quarter ended January 29, 2016

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	86,203	(4,944)	27,330	108,589
Investing Activities:
Property, plant and equipment acquired	(240)	(1,666)	(6,197)	(8,103)
Proceeds from sale of property, plant and equipment	—	6,789	2,378	9,167
Other investing activities, net	(7)	—	129	122
Net cash provided (used) by investing activities	(247)	5,123	(3,690)	1,186
Financing Activities:
Dividends paid	(997)	—	—	(997)
Repayments of term loan	(4,687)	—	—	(4,687)
Payments on credit agreement	(58,600)	—	—	(58,600)
Financing fees	(1,011)	—	—	(1,011)
Other financing activities, net	—	—	(1,507)	(1,507)
Net cash used by financing activities	(65,295)	—	(1,507)	(66,802)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	(5,925)	(5,925)
Increase in Cash, Cash Equivalents and Restricted Cash	20,661	179	16,208	37,048
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	581	2,008	100,296	102,885
Cash, Cash Equivalents and Restricted Cash at End of Period	$21,242	$2,187	$116,504	$139,933

20.	Subsidiary Guarantors for 2036 Notes
The following tables present condensed consolidated financial information as of January 27, 2017 and October 28, 2016 and for the quarters ended January 27, 2017 and January 29, 2016 for: (a) the Company; (b) on a combined basis, the guarantors of the 2036 Notes issued in November 2006, which include Joy Global Underground Mining LLC, Joy Global Surface Mining Inc, N.E.S. Investment Co., Joy Global Conveyors Inc., Joy Global Longview Operations LLC and certain immaterial wholly owned subsidiaries of Joy Global Longview Operations LLC (the "Supplemental Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of the Company's foreign subsidiaries and a number of small domestic subsidiaries (the "Supplemental Non-Guarantor Subsidiaries").
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

Condensed Consolidating Statement of Operations Quarter ended January 27, 2017

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$259,530	$387,137	$(148,898)	$497,769
Cost of sales	—	202,453	302,606	(115,951)	389,108
Product development, selling and administrative expenses	12,089	46,733	52,289	—	111,111
Restructuring expenses	—	357	415	—	772
Other (income) expense	—	620	(2,092)	—	(1,472)
Operating (loss) income	(12,089)	9,367	33,919	(32,947)	(1,750)
Intercompany items	(14,809)	(28,881)	4,007	39,683	—
Interest (expense) income, net	12,522	707	(24,251)	—	(11,022)
(Loss) income before income taxes and equity in income of subsidiaries	(14,376)	(18,807)	13,675	6,736	(12,772)
(Benefit) provision for income taxes	(10,370)	3,642	(5,767)	—	(12,495)
Equity in income of subsidiaries	3,729	10,477	—	(14,206)	—
Net (loss) income	$(277)	$(11,972)	$19,442	$(7,470)	$(277)

Comprehensive (loss) income	$(2,899)	$(12,415)	$14,778	$(2,363)	$(2,899)

Condensed Consolidating Statement of Operations Quarter ended January 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$265,429	$388,918	$(128,047)	$526,300
Cost of sales	—	234,709	307,630	(104,083)	438,256
Product development, selling and administrative expenses	7,380	40,680	62,353	—	110,413
Restructuring expenses	395	20,016	6,248	—	26,659
Other income	—	(698)	(3,243)	—	(3,941)
Operating (loss) income	(7,775)	(29,278)	15,930	(23,964)	(45,087)
Intercompany items	15,148	(47,734)	(6,071)	38,657	—
Interest (expense) income, net	(12,720)	248	356	—	(12,116)
(Loss) income before income taxes and equity in income of subsidiaries	(5,347)	(76,764)	10,215	14,693	(57,203)
(Benefit) provision for income taxes	(11,505)	150	(5,627)	—	(16,982)
Equity in (loss) income of subsidiaries	(46,379)	17,493	—	28,886	—
Net (loss) income	$(40,221)	$(59,421)	$15,842	$43,579	$(40,221)

Comprehensive loss	$(72,584)	$(60,701)	$(15,434)	$76,135	$(72,584)

Condensed Consolidating Balance Sheet As of January 27, 2017

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$134,757	$63,716	$123,436	$—	$321,909
Accounts receivable, net	—	175,444	472,845	(8,408)	639,881
Inventories	—	386,740	516,976	(67,251)	836,465
Other current assets	64,567	6,203	62,235	—	133,005
Assets held for sale	—	330	—	—	330
Total current assets	199,324	632,433	1,175,492	(75,659)	1,931,590
Property, plant and equipment, net	17,904	208,661	420,611	(4,294)	642,882
Other assets:
Other intangible assets, net	—	176,196	40,885	—	217,081
Goodwill	—	341,984	8,778	—	350,762
Deferred income taxes	123,068	—	56,471	—	179,539
Other non-current assets	2,321,894	2,397,239	4,254,068	(8,849,551)	123,650
Total other assets	2,444,962	2,915,419	4,360,202	(8,849,551)	871,032
Total assets	$2,662,190	$3,756,513	$5,956,305	$(8,929,504)	$3,445,504
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$37,057	$—	$5,949	$—	$43,006
Trade accounts payable	2,157	88,413	128,932	—	219,502
Employee compensation and benefits	10,311	17,436	44,785	—	72,532
Advance payments and progress billings	—	120,785	133,932	(12,267)	242,450
Accrued warranties	—	17,239	23,536	—	40,775
Other accrued liabilities	93,581	35,144	44,508	(5,576)	167,657
Total current liabilities	143,106	279,017	381,642	(17,843)	785,922
Long-term obligations	953,194	—	47	—	953,241
Other liabilities:
Liabilities for postretirement benefits	14,249	—	—	—	14,249
Accrued pension costs	169,471	—	—	—	169,471
Other non-current liabilities	(10,821)	9,537	129,214	—	127,930
Total other liabilities	172,899	9,537	129,214	—	311,650
Shareholders’ equity	1,392,991	3,467,959	5,445,402	(8,911,661)	1,394,691
Total liabilities and shareholders’ equity	$2,662,190	$3,756,513	$5,956,305	$(8,929,504)	$3,445,504

Condensed Consolidating Balance Sheet, As Adjusted As of October 28, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$131,344	$21,476	$123,889	$—	$276,709
Accounts receivable, net	3	186,332	515,418	(17,795)	683,958
Inventories	—	377,875	502,162	(65,216)	814,821
Other current assets	5,975	5,996	101,463	—	113,434
Assets held for sale	—	3,703	—	—	3,703
Total current assets	137,322	595,382	1,242,932	(83,011)	1,892,625
Property, plant and equipment, net	18,521	214,488	427,645	(4,409)	656,245
Other assets:
Other intangible assets, net	—	187,018	36,393	—	223,411
Goodwill	—	341,984	8,859	—	350,843
Deferred income taxes	154,267	—	17,508	—	171,775
Other non-current assets	2,351,030	1,864,321	3,049,371	(7,136,321)	128,401
Total other assets	2,505,297	2,393,323	3,112,131	(7,136,321)	874,430
Total assets	$2,661,140	$3,203,193	$4,782,708	$(7,223,741)	$3,423,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term obligations	$37,057	$—	$4,554	$—	$41,611
Trade accounts payable	4,013	80,848	151,926	—	236,787
Employee compensation and benefits	8,346	28,363	54,515	—	91,224
Advance payments and progress billings	—	69,174	104,427	(480)	173,121
Accrued warranties	—	16,909	23,878	—	40,787
Other accrued liabilities	87,958	38,376	67,801	(5,544)	188,591
Total current liabilities	137,374	233,670	407,101	(6,024)	772,121
Long-term obligations	962,251	—	40	—	962,291
Other liabilities:
Liabilities for postretirement benefits	14,260	—	—	—	14,260
Accrued pension costs	175,120	—	—	—	175,120
Other non-current liabilities	(9,571)	9,832	117,541	—	117,802
Total other liabilities	179,809	9,832	117,541	—	307,182
Shareholders’ equity	1,381,706	2,959,691	4,258,026	(7,217,717)	1,381,706
Total liabilities and shareholders’ equity	$2,661,140	$3,203,193	$4,782,708	$(7,223,741)	$3,423,300

Condensed Consolidating Statement of Cash Flows Quarter ended January 27, 2017

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	$(1,267)	$(15,033)	$57,773	$41,473
Investing Activities:
Property, plant and equipment acquired	(99)	(1,273)	(5,239)	(6,611)
Proceeds from sale of property, plant and equipment	—	642	4,258	4,900
Net cash used by investing activities	(99)	(631)	(981)	(1,711)
Financing Activities:
Common stock issued	10,668	—	—	10,668
Dividends paid	(1,009)	—	—	(1,009)
Repayments of term loan	(9,375)	—	—	(9,375)
Other financing activities, net	3,740	13	1,531	5,284
Net cash provided by financing activities	4,024	13	1,531	5,568
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	(60)	(60)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,658	(15,651)	58,263	45,270
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	132,099	79,367	66,753	278,219
Cash, Cash Equivalents and Restricted Cash at End of Period	$134,757	$63,716	$125,016	$323,489

Condensed Consolidating Statement of Cash Flow Quarter ended January 29, 2016

In thousands	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Operating Activities:
Net cash provided (used) by operating activities	86,203	(4,564)	26,950	108,589
Investing Activities:
Property, plant and equipment acquired	(240)	(1,666)	(6,197)	(8,103)
Proceeds from sale of property, plant and equipment	—	6,789	2,378	9,167
Other investing activities, net	(7)	—	129	122
Net cash provided (used) by investing activities	(247)	5,123	(3,690)	1,186
Financing Activities:
Dividends paid	(997)	—	—	(997)
Repayments of term loan	(4,687)	—	—	(4,687)
Payments on credit agreement	(58,600)	—	—	(58,600)
Financing fees	(1,011)	—	—	(1,011)
Other financing activities, net	—	—	(1,507)	(1,507)
Net cash used by financing activities	(65,295)	—	(1,507)	(66,802)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	(5,925)	(5,925)
Increase in Cash, Cash Equivalents and Restricted Cash	20,661	559	15,828	37,048
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	581	2,008	100,296	102,885
Cash, Cash Equivalents and Restricted Cash at End of Period	$21,242	$2,567	$116,124	$139,933

21.	Subsequent Events
On March 2, 2017, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on March 31, 2017 to all shareholders of record at the close of business on March 17, 2017, provided the Merger has not closed before March 17, 2017.

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
For further information regarding the Merger and the Merger Agreement, please refer to our definitive proxy statement filed on September 2, 2016, as amended and supplemented on September 29, 2016 and October 3, 2016, the Merger Agreement, which is attached as Annex A to the definitive proxy statement filed on September 2, 2016, and our Current Reports on Form 8-K filed on July 21, 2016, October 13, 2016 and October 19, 2016. . The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Merger Agreement.
The Company currently expects the Komatsu transaction to close by mid-2017, or earlier, depending on the progress of the remaining regulatory clearances.

Operating Results
Quarter Ended January 27, 2017 Compared With Quarter Ended January 29, 2016
Net sales in the first quarter of fiscal 2017 were $497.8 million, compared to $526.3 million in the first quarter of fiscal 2016. The decrease in net sales of $28.5 million, or 5%, in the current year first quarter reflected a decrease in original equipment sales of $49.8 million, or 43%, and an increase in service sales of $21.3 million, or 5%. Original equipment sales decreased in all regions except Africa. The decline in original equipment sales was led by North America, which decreased by $18.0 million. Service sales increased in all regions except Australia. The increase in service sales was led by North America, which increased by $10.0 million. Compared to the prior year first quarter, net sales in the first quarter of fiscal 2017 included a $3.3 million favorable effect of foreign currency translation, due primarily to the increase in the value of the South African rand, Australian dollar and Chilean peso relative to the U.S. dollar.
Operating loss in the first quarter of fiscal 2017 was $1.8 million, or 0% of net sales, compared to an operating loss of $45.1 million, or 9% of net sales, in the first quarter of fiscal 2016. The decrease in operating loss of $43.3 million compared to the first quarter of fiscal 2016 was primarily due to lower restructuring charges of $25.9 million, lower manufacturing spend net of absorption of $14.0 million and favorable product mix of $6.2 million. These items were partially offset by reduced other income of $2.5 million. Compared to the prior year first quarter, operating loss in the first quarter of fiscal 2017 included a $2.3 million favorable effect of foreign currency translation, due primarily to the increase in the value of the South African rand, the Chinese renminbi and the British pound sterling relative to the U.S. dollar.
Net loss was $0.3 million, or $0.00 per diluted share, in the first quarter of fiscal 2017, compared to $40.2 million, or $0.41 per diluted share, in the first quarter of fiscal 2016.
Bookings in the first quarter of fiscal 2017 were $615.5 million, compared to $549.8 million in the first quarter of fiscal 2016. The increase in bookings of $65.7 million, or 12%, in the first quarter of fiscal 2017 reflected a decrease in original equipment bookings of $26.7 million, or 23%, and an increase in service bookings of $92.5 million, or 21%. Original equipment bookings decreased in all regions except North America and Australia. The decline in original equipment bookings was led by Eurasia and Latin America, which decreased by $26.0 million and $24.2 million, respectively. Service bookings increased in all regions except China. The increase in service bookings was led by North America, which increased by $54.5 million. Compared to the prior year first quarter, bookings in the first quarter of fiscal 2017 included a $9.9 million favorable effect of foreign currency translation, due primarily to the increase in the value of the South African rand and Australian dollar relative to the U.S. dollar.
Market Outlook
The global economy has maintained the momentum that started during the calendar fourth quarter of 2016, as January macroeconomic indicators suggested growth nearing a two-year high. Improved economic sentiment, along with continued evidence of commodity markets rebalancing, have led to most commodity prices improving since early November. Across the markets served by the company, commodity prices have increased since November, although seaborne coal markets have contracted from their November highs.
After seeing U.S. coal production decline since 2014, production was up through the first six weeks of 2017. The primary drivers behind this production improvement were elevated natural gas prices, along with a U.S. coal industry that is leaner and more efficient.
In a similar manner, copper prices have increased since November, as expectations of stronger global demand have driven prices higher. Recently, copper markets have also seen a number of supply disruptions that have contributed to the rise in copper prices. The combination of an increasingly optimistic demand outlook, along with potentially higher than normal supply disruptions are expected to result in increased copper prices over the course of 2017.
Seaborne metallurgical coal and thermal coal markets remain largely tied to Chinese domestic production policy. After peaking in November, metallurgical coal prices have fallen as the 276-day Chinese production policy, aimed at cutting domestic production, was lifted over the last several months. At the same time, weaker seasonal demand contributed to falling prices. However, the beginning of construction season, various global infrastructure programs, and the potential for the reinstatement of the 276-day production limit in China is expected to stabilize the metallurgical coal market over the near term.
Although iron ore prices have been high since November, they are expected to pull back over the course of 2017. While the demand profile looks stable given the global steel production outlook, new low-cost supply coming online over the course of the year will likely put downward pressure on prices. Given the concentration of global suppliers, the ability to manage new supply will be the key determinant of iron ore prices going forward.

Company Outlook
As global economic activity continues to improve, there is increasing sentiment that the mining industry is nearing a bottom. While there is evidence the deferred maintenance cycle on installed equipment is coming to an end, investment in new capacity remains slow. Only projects that deliver a step change in productivity are proceeding. Despite this hurdle, our teams remain focused on advancing our strategic growth and operational excellence initiatives to position the company for success as the mining industry recovers.
The Company currently expects the Komatsu transaction to close by mid-2017, or earlier, depending on the progress of the remaining regulatory clearances. We are confident that through this transaction our customers and other business partners will benefit from a broader offering of products, systems and solutions across a wider scope of mining and construction applications.

Results of Operations
Quarter Ended January 27, 2017 Compared With Quarter Ended January 29, 2016
Net Sales
The following table sets forth the net sales included in our Condensed Consolidated Statements of Operations:

	Quarter Ended
In thousands	January 27, 2017	January 29, 2016	$ Change	% Change
Net Sales
Underground	$252,336	$274,494	$(22,158)	(8)
Surface	267,343	276,572	(9,229)	(3)
Eliminations	(21,910)	(24,766)	2,856
Total Sales	$497,769	$526,300	$(28,531)	(5)
Underground net sales in the first quarter of fiscal 2017 were $252.3 million, compared to $274.5 million in the first quarter of fiscal 2016. The decrease in Underground net sales of $22.2 million, or 8%, in the first quarter of fiscal 2017 reflected a decrease in original equipment sales of $26.2 million, or 40%, and an increase in service sales of $4.0 million, or 2%. Original equipment sales decreased in all regions except Africa. The decline in original equipment sales was led by China which decreased by $14.8 million. Service sales increased in all regions except North America and Australia. The increase in service sales was led by Africa, which increased by $8.6 million. Compared to the first quarter of fiscal 2016, the effect of foreign currency translation on Underground net sales was not meaningful.
Surface net sales in the first quarter of fiscal 2017 were $267.3 million, compared to $276.6 million in the first quarter of fiscal 2016. The decrease in Surface net sales of $9.2 million, or 3%, in the first quarter of fiscal 2017 reflected a decrease in original equipment sales of $16.8 million, or 30%, and an increase in service sales of $7.6 million, or 3%. Original equipment sales decreased in all regions except China. The decline in original equipment sales was led by Latin America, which decreased by $13.2 million. Service sales increased in all regions except Australia and Africa. The increase in service sales was led by Eurasia and Latin America, which increased by $6.0 million and $5.6 million, respectively. Compared to the first quarter of fiscal 2016, Surface net sales in the first quarter of fiscal 2017 included a $2.9 million favorable effect of foreign currency translation, due primarily to the increase in the value of the Chilean peso and the Australian dollar relative to the U.S. dollar.
Operating Loss
The following table sets forth the operating (loss) income included in our Condensed Consolidated Statements of Operations:

	Quarter Ended
	January 27, 2017		January 29, 2016
	Operating		Operating
In thousands	(Loss) Income	% of Net Sales	Income (Loss)	% of Net Sales
Operating (Loss) Income
Underground	$(5,819)	(2)	$(38,450)	(14)
Surface	20,672	8	7,788	3
Corporate Expense	(12,193)		(7,529)
Eliminations	(4,410)		(6,896)
Total Operating Loss	$(1,750)	—	$(45,087)	(9)
Underground operating loss in the first quarter of fiscal 2017 was $5.8 million, or 2% of net sales, compared to operating loss of $38.5 million, or 14% of net sales, in the first quarter of fiscal 2016. The decrease in Underground operating loss of $32.6 million compared to the first quarter of fiscal 2016 was primarily due to lower restructuring charges of $25.2 million, lower manufacturing spend net of absorption of $6.4 million, favorable product mix of $5.7 million and reduced product development, selling and administrative expenses of $3.0 million. These items were partially offset by lower sales volumes of $3.6 million and reduced other income of $3.3 million. Compared to the first quarter of fiscal 2016, Underground operating loss in the first quarter of fiscal 2017 included a $2.4 million favorable effect of foreign currency translation, due primarily to the increase in the value of the Chinese renminbi, the South African rand and the British pound sterling relative to the U.S. dollar.
Surface operating income in the first quarter of fiscal 2017 was $20.7 million, or 8% of net sales, compared to $7.8 million, or 3% of net sales, in the first quarter of fiscal 2016. The increase in Surface operating income of $12.9 million compared to the first quarter of fiscal 2016 was primarily due to lower manufacturing spend net of absorption of $7.6 million and lower period costs of $2.4 million. Compared to the first quarter of fiscal 2016, the effect of foreign currency translation on Surface operating income was not meaningful.
Corporate expense in the first quarter of fiscal 2017 was $12.2 million, compared to $7.5 million in the first quarter of fiscal 2016. The increase in Corporate expense of $4.7 million was primarily due to higher overall incentive based compensation and increased merger-related costs.
Product Development, Selling and Administrative Expenses
Product development, selling and administrative expenses in the first quarter of fiscal 2017 was $111.1 million, or 22% of net sales, compared to $110.4 million, or 21% of net sales, in the first quarter of fiscal 2016. The increase in product development, selling and administrative expenses of $0.7 million, or 1%, was primarily due to higher overall incentive based compensation and merger related costs. These items were partially offset by lower defined benefit employee pension and postretirement plan expense, favorable foreign currency impacts and savings from the Company's cost reduction programs.
Restructuring Expenses
Restructuring expenses in the first quarter of fiscal 2017 were $0.8 million, compared to $26.7 million in the first quarter of fiscal 2016. The decrease in restructuring expenses of $25.9 million was due to the Company's completion of certain cost reduction initiatives that had been implemented in the prior year. These costs had included entering into severance and termination agreements and full or partial closures or idling of certain facilities in order to better align the Company's overall cost structure with anticipated levels of future demand.
Net Interest Expense
Net interest expense in the first quarter of fiscal 2017 was $11.0 million, compared to $12.1 million in the first quarter of fiscal 2016. The decrease in net interest expense of $1.1 million, or 9%, was primarily due to an increase in interest bearing assets.
Provision for Income Taxes
In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate due to the Company’s inability to forecast income by jurisdiction or as a result of rate volatility caused by minor changes in income when projecting near break-even earnings, then the actual effective tax rate for the year-to-date period may be the best annual effective tax rate estimate. For the quarters ended January 27, 2017 and January 29, 2016, the Company determined that the estimated annual effective rate method would not provide a reliable estimate due to the volatility of income tax benefit resulting from modest changes in forecasted annual pre-tax results. Therefore, the Company recorded a tax benefit for the quarters ended January 27, 2017 and January 29, 2016 based on the actual effective rate (i.e., the “cut-off” method).
The benefit for income taxes in the first quarter of fiscal 2017 was $12.5 million, compared to $17.0 million in the first quarter of fiscal 2016. The effective income tax rate was 97.8% in the first quarter of fiscal 2017, compared to 29.7% in the first quarter of fiscal 2016. A net discrete tax benefit of $11.6 million was recorded in the first quarter of fiscal 2017, compared to a benefit of $0.8 million in the first quarter of fiscal 2016. The change in the effective tax rate for the quarter, excluding discrete items, was primarily attributable to a less beneficial geographical mix of earnings. The discrete tax benefit in the first quarter of fiscal 2017 was primarily attributable to tax benefits resulting from the Company's footprint rationalization activities.
Bookings and Backlog
Bookings represent new customer orders for original equipment and services. Services bookings include orders for parts, components and rebuilds, but are exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the period. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended January 27, 2017 and January 29, 2016 were as follows:

	Quarter Ended
In thousands	January 27, 2017	January 29, 2016	$ Change	% Change
Bookings
Underground	$321,364	$280,879	$40,485	14
Surface	319,488	285,953	33,535	12
Eliminations	(25,311)	(17,018)	(8,293)
Total Bookings	$615,541	$549,814	$65,727	12
Underground bookings in the first quarter of fiscal 2017 were $321.4 million, compared to $280.9 million in the first quarter of fiscal 2016. The increase in Underground bookings of $40.5 million, or 14%, in the first quarter of fiscal 2017 reflected a decrease in original equipment bookings of $20.4 million, or 28%, and an increase in service bookings of $60.8 million, or 29%. Original equipment bookings decreased in all regions except North America, Australia and Latin America. The decrease in original equipment was led by Eurasia, which decreased by $26.0 million. Service bookings increased in all regions except China. The increase in service bookings was led by North America, which increased by $36.7 million. Compared to the first quarter of fiscal 2016, Underground bookings in the first quarter of fiscal 2017 included a $7.4 million favorable impact of foreign currency translation, due primarily to the increase in the value of the South African rand and Australian dollar relative to the U.S. dollar.
Surface bookings in the first quarter of fiscal 2017 were $319.5 million, compared to $286.0 million in the first quarter of fiscal 2016. The increase in Surface bookings of $33.5 million, or 12%, in the first quarter of fiscal 2017 reflected an increase in original equipment bookings of $8.9 million, or 19%, and an increase in service bookings of $24.6 million, or 10%. Original equipment bookings increased in all regions except Latin America and Australia. The increase in original equipment bookings was led by North America, which increased by $27.2 million. Service bookings increased in all regions except Australia, China and Eurasia. The increase in service bookings was led by Latin America, which increased by $19.9 million. Compared to the first quarter of fiscal 2016, Surface bookings in the first quarter of fiscal 2017 included a $2.5 million favorable impact of foreign currency translation, due primarily to the increase in the value of the South African rand and the Australian dollar relative to the U.S. dollar.
Backlog represents unfilled customer orders for our original equipment and service, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. Customer orders included in backlog represent arrangements to purchase specific original equipment or services. The backlog amounts reported exclude sales already recognized by period end under the percentage-of-completion method of accounting. The following table provides backlog as of January 27, 2017 and October 28, 2016:

In thousands	January 27, 2017	October 28, 2016
Backlog
Underground	$537,336	$468,308
Surface	430,816	378,671
Eliminations	(31,801)	(28,400)
Total Backlog	$936,351	$818,579

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of January 27, 2017 and October 28, 2016:

In thousands	January 27, 2017	October 28, 2016
		(As adjusted)
Accounts receivable, net	$639,881	$683,958
Inventories	836,465	814,821
Trade accounts payable	(219,502)	(236,787)
Advance payments and progress billings	(242,450)	(173,121)
Trade Working Capital	$1,014,394	$1,088,871
Other current assets	133,005	113,434
Short-term borrowings, including current portion of long-term obligations	(43,006)	(41,611)
Employee compensation and benefits	(72,532)	(91,224)
Accrued warranties	(40,775)	(40,787)
Other accrued liabilities	(167,657)	(188,591)
Working Capital Excluding Cash and Cash Equivalents	$823,429	$840,092
Cash and cash equivalents	321,909	276,709
Working Capital	$1,145,338	$1,116,801
We currently use trade working capital and cash flows from operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our direct service model requires us to maintain certain inventory levels in order to maximize our customers’ machine availability. This information also provides management with a focus on our receivable terms and collectability efforts and our ability to obtain advance payments on original equipment orders. As part of operational excellence initiatives in our purchasing and manufacturing processes, we continue to align inventory levels with customer demand and current production schedules.
Cash provided by operating activities during the first quarter of fiscal 2017 was $41.5 million, compared to $108.6 million provided during the first quarter of fiscal 2016. The decrease in cash provided by operations was primarily due to reduced cash from trade working capital, specifically related to lower accounts receivable collections on reduced volumes and increased inventory purchases.
Cash used by investing activities during the first quarter of fiscal 2017 was $1.7 million, compared to $1.2 million provided during the first quarter of fiscal 2016. The decrease in cash from investing activities was primarily due to lower monetization of non-core assets year over year. Non-core asset sales of $4.9 million in the first quarter of fiscal 2017 included the sale of certain assets associated with one of our electrical facilities, compared to non-core asset sales of $9.2 million in the first quarter of fiscal 2016, which primarily related to the sale of certain assets within the Underground segment.
Cash provided by financing activities during the first quarter of fiscal 2017 was $5.6 million, compared to $66.8 million used during the first quarter of fiscal 2016. The increase in cash from financing activities was primarily due to the prior year payoff of amounts previously outstanding under our Credit Agreement resulting from the redemption of our 2016 Senior Notes in the fourth quarter of fiscal 2015.
On December 14, 2016, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend was paid on January 13, 2017 to all shareholders of record at the close of business on December 30, 2016. In addition, on March 2, 2017, our Board of Directors declared a cash dividend of $0.01 per outstanding share of common stock. The dividend will be paid on March 31, 2017 to all shareholders of record at the close of business on March 17, 2017, provided the Merger has not closed before March 17, 2017.
Restructuring Programs
Restructuring activities continued in the first quarter of fiscal 2017 to better align the Company's workforce and overall cost structure with current and expected future demand. For the 2017 fiscal year, total restructuring charges are anticipated to be approximately $10 million, with estimated cash costs of approximately $6 million. These amounts include expected costs for activities not yet implemented.
Retiree Benefits
We sponsor pension and postretirement plans in the U.S. and in other countries. The significance of the funding requirements of these plans is largely dependent on the value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates and the impact of the Pension Protection Act of 2006. For the quarter ended January 27, 2017, we contributed $1.5 million to our defined benefit employee pension and postretirement plans. We expect contributions to our defined benefit pension and postretirement plans to be approximately $15.0 million for the 2016 fiscal year.
Credit Agreement and Senior Notes
We entered into our Credit Agreement on July 29, 2014. On December 14, 2015, we entered into an amendment to our Credit Agreement that increased the maximum consolidated leverage ratio for the period beginning in the second quarter of fiscal 2016 through the first quarter of fiscal 2018. The amendment increased the permitted ratio from 3.0x in the first quarter of fiscal 2016 to 4.5x in the fourth quarter of fiscal 2016. The ratio will begin to decline on a quarterly basis beginning in the third quarter of fiscal 2017 and return to 3.0x in the second quarter of fiscal 2018. The amendment also reduced the aggregate amount of revolving commitments of the lenders from $1.0 billion to $850.0 million and added a letter of credit sublimit of $500.0 million. In addition, we also agreed to limit priority debt (secured indebtedness and the unsecured indebtedness of our foreign subsidiaries) to 10% of consolidated net worth and to limit cash dividends to $25.0 million per year in the aggregate. We may continue to request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.09% to 0.30% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans bear interest for a period from the applicable borrowing date until a date one week or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital to shareholders if the consolidated leverage ratio exceeds the maximum amount set forth therein. As of January 27, 2017, we were in compliance with all financial covenants of the Credit Agreement.
As of January 27, 2017, there were no direct borrowings under the Credit Agreement. No interest expense was recognized for direct borrowings under the Credit Agreement for the quarter ended January 27, 2017. Total interest expense recognized for direct borrowings under the Credit Agreement for the quarter ended January 29, 2016 was $0.5 million. As of January 27, 2017, outstanding standby letters of credit issued under the Credit Agreement, which count toward the $850.0 million credit limit, totaled $125.2 million, and our available borrowing capacity under the Credit Agreement was $724.8 million.
On July 29, 2014, we also entered into a term loan agreement that matures July 29, 2019 and provides for a commitment of up to $375.0 million. The Term Loan replaced our prior term loan, dated as of June 16, 2011. The prior term loan had been scheduled to mature on July 16, 2016 and provided an initial commitment of $500.0 million, which had been drawn in full in conjunction with our fiscal 2011 acquisition of LeTourneau Technologies, Inc. and had been amortized to $375.0 million at the date that we entered into the Term Loan. We utilized the $375.0 million commitment under the Term Loan to repay the balance outstanding under the prior term loan. On December 14, 2015, the Term Loan was amended to be consistent with the revolving Credit Agreement with respect to the maximum leverage ratio, restrictions on priority debt and dividends and other restricted payments. The Term Loan requires quarterly principal payments that began in fiscal 2016, of which $9.4 million and $4.7 million were paid during the quarters ended January 27, 2017 and January 29, 2016, respectively. The Term Loan contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. As of January 27, 2017, we were in compliance with all financial covenants of the Term Loan.
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
In January 2017, the Company entered into a supplemental indenture to the 2021 Notes and the 2036 Notes that provides that if the Merger is completed, in the event that Komatsu decides, in its sole discretion, to provide an unconditional guarantee of the Company’s payment obligations under the 2021 and 2036 Notes, Komatsu will post on its website annual, quarterly and event-specific reports (prepared under applicable Japanese law and translated into English) that it is required to publish under the Financial Instruments and Exchange Act of Japan and the rules governing timely disclosure of corporate information by issuers of listed securities on the Tokyo Stock Exchange. These reports would be made available to holders of the Notes in lieu of the Company’s existing annual, quarterly and current reporting, which the Company would cease producing for so long as a Komatsu guarantee remains in force.
Advance Payments and Progress Billings
As part of the negotiation process associated with original equipment orders and some service contracts, advance payments and progress billings are generally required from our customers to support the procurement of inventory and other resources. In addition, advance payments and progress billings includes life cycle management arrangements in which our billings have exceeded our service performance. As of January 27, 2017, advance payments and progress billings were $242.5 million. As orders are shipped or costs are incurred, the advance payments and progress billings are recognized as revenue in the Condensed Consolidated Statements of Operations.

Goodwill and Other Intangible Assets
Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment was identified related to our finite-lived intangible assets as of either January 27, 2017 or January 29, 2016.
Indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more frequently if events or changes occur that suggest an impairment in carrying value, such as a significant adverse change in the business climate. No impairment was identified related to our indefinite-lived intangible assets as of either January 27, 2017 or January 29, 2016.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, and is tested for impairment at least annually during the fourth quarter of our fiscal year or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. The most recent goodwill impairment test was our annual fiscal 2016 analysis, which was completed for our Surface reporting unit, as all Underground goodwill was fully impaired previously. After completing our step one analysis using a discounted cash flow model, we concluded that the estimated fair value of our Surface reporting unit exceeded its carrying value by 54%. We determined that there were no indicators of impairment for the quarter ended January 27, 2017 that would warrant an interim impairment test. Although we have concluded that there is no impairment on the goodwill of $350.8 million associated with our Surface reporting unit as of January 27, 2017, we will continue to closely monitor this in the future considering the volatility and uncertainty in the global commodity markets that our surface mining equipment services. Should there be further market declines, particularly in Latin American copper or North American coal and iron ore, which are the most significant markets serviced by our Surface reporting unit, there would be an increased risk that we would be required to recognize impairment to the Surface reporting unit's goodwill.

Financial Condition
Based on our available cash and our available borrowings under our credit facility, we believe our liquidity and capital resources are adequate to meet our projected needs for the next twelve months, without taking into consideration the pending Merger with Komatsu America. In this regard, we had $321.9 million in cash and cash equivalents as of January 27, 2017 and $724.8 million available for borrowings under the Credit Agreement. Further, we continue to effectively manage our cash flows from operations, which includes continuing to drive working capital improvements, tracking the results of our cost savings measures and instituting additional measures as needed.
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
Off-Balance Sheet Arrangements
We lease various assets under operating leases. No significant changes to lease commitments have occurred since our year ended October 28, 2016. We have no other off-balance sheet arrangements.

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
We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and postretirement benefits and costs and income taxes are the policies that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. Please refer to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 28, 2016 for a discussion of these policies. There were no material changes to these policies since our year ended October 28, 2016.

New Accounting Pronouncements
Our new accounting pronouncements are set forth under Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As more fully described in our Annual Report on Form 10-K for the year ended October 28, 2016, we are exposed to various types of market risks, such as interest rate risk, commodity price risk and foreign currency risk. We monitor our risks on a continuous basis and generally enter into forward foreign currency contracts to minimize our foreign currency exposures. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 28, 2016.

Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known on a timely basis to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended January 27, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including 3,711 asbestos and silica-related cases), employment and commercial matters. We and our subsidiaries also become involved from time to time in proceedings relating to environmental matters and litigation arising outside the ordinary course of business.

Item 1A. Risk Factors
During the quarter ended January 27, 2017, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 28, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

4.1
Fifth Supplemental Indenture, dated as of January 24, 2017, entered into by and among Joy Global Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 24, 2017, File No. 001-09299).

10.1
Form of Restricted Stock Unit Award Agreement, dated December 5, 2016, between the registrant and each of its named executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2016 Omnibus Incentive Compensation Plan.

10.2
Form of Restricted Stock Unit Award Agreement, dated December 5, 2016, between the registrant and certain of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2016 Omnibus Incentive Compensation Plan.

10.3	Second Amendment to Form of Change of Control Employment Agreement entered into between Joy Global Inc. and persons becoming executive officers before November 10, 2015, dated December 20, 2016.

10.4	Amendment to Form of Change of Control Employment Agreement entered into between Joy Global Inc. and persons becoming executive officers after November 10, 2015, dated December 20, 2016.

10.5	Repayment Agreement, dated as of December 16, 2016, between Joy Global Inc. and certain of its executive officers.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on March 3, 2017.

JOY GLOBAL INC.
(Registrant)

Date: March 3, 2017	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 3, 2017	/s/ Matthew S. Kulasa
Matthew S. Kulasa
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)